Form 10-Q
period 1996-09-30
ALYN CORP
filed 1996-12-02
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-21153.

                                ALYN CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                            33-0709359
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                  16761 Hale Avenue, Irvine, California 92606
          (Address of principal executive offices, including zip code)

                                 (714) 475-1525
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value; 10,750,000 shares as of October 22, 1996.

C/M  12156.0001 426513.1

                                ALYN CORPORATION

                                     INDEX


                                                                    Page Number

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Balance Sheets -
               September 30, 1996 (unaudited) and December 31, 1995        3

           Condensed Statements of Operations -
               Three months ended September 30, 1996 (unaudited) and
               September 30, 1995 (unaudited)                              4
               Period from January 1, 1996 through May 1, 1996 and
               the Period from May 2, 1996 through September 30, 1996
               (unaudited) and the Nine Months ended September 30, 1995    5

           Condensed Statements of Stockholders' Deficit -
               Period from January 1, 1996 through May 1, 1996
               and the Period from May 2, 1996 through September 30, 1996  6

           Condensed Statements of Cash Flows -
               Period from January 1, 1996 through May 1, 1996 and
               the Period from May 2, 1996 through September 30, 1996
               (unaudited) and the Nine Months ended September 30, 1995    7

           Notes to Condensed Financial Statements
               (unaudited)                                                 8-9

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-12


PART II.   OTHER INFORMATION                                               13

SIGNATURES                                                                 14



C/M  12156.0001 426513.1


Part I.        FINANCIAL INFORMATION
Item 1.        Financial Statements
                                                               Alyn Corporation
                                                           Condensed Balance Sheets

                                                              Alyn                             Old Alyn
                                                          September 30,                      December 31,
                                                              1996                               1995
                                                    -------------------------          -------------------------
                                                           (Unaudited)

                                   ASSETS

Current assets:

       Cash                                                         $909,000                            $77,000
       Accounts receivable, net                                       46,000                             15,000
       Inventories                                                    35,000                             16,000
       Other current assets                                           36,000
                                                    -------------------------          -------------------------
               Total current assets                                1,026,000                            108,000


Equipment, furniture and fixtures, net                               402,000                              3,000
Deferred offering costs                                              403,000
Other assets                                                       1,324,000
Intangible assets, net                                               800,000                             17,000
                                                    -------------------------          -------------------------

                                                                  $3,955,000                           $128,000
                                                    =========================          =========================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

       Accounts payable                                             $418,000                            $64,000
       Accrued and other current
               liabilities                                           179,000                            426,000
                                                    -------------------------          -------------------------
               Total current liabilities                             597,000                            490,000


Note payable to stockholder                                                                             128,000
Credit facility from stockholders                                  4,569,000

Stockholders' deficit

       Alyn
               Preferred stock
               Common stock                                            8,000
               Additional paid-in capital                            (3,000)

       Old Alyn
               Common stock, Class A                                                                      1,000
               Common stock, Class B                                                                    325,000
               Accumulated deficit                               (1,216,000)                          (816,000)
                                                    -------------------------          -------------------------
               Total stockholders' equity                        (1,211,000)                          (490,000)
                                                    -------------------------          -------------------------

                                                                  $3,955,000                           $128,000
                                                    =========================          =========================

See Notes to Condensed Financial Statements.



                                      -3-
C/M  12156.0001 426513.1


                                Alyn Corporation
                       Condensed Statements of Operations
                                  (Unaudited)


                                                                Alyn                                      Old Alyn
                                                  --------------------------------              ----------------------------
                                                               Three                                       Three
                                                               Months                                      Months
                                                               Ended                                       Ended
                                                           September 30,                               September 30,
                                                                1996                                        1995
                                                  --------------------------------              ----------------------------

Net sales                                                                 $12,000                                   $12,000
Contract revenue                                                           10,000                                         0
                                                  --------------------------------              ----------------------------
     Total revenue                                                         22,000                                    12,000
                                                  --------------------------------              ----------------------------

Costs and expenses:
     Cost of goods sold                                                    49,000                                    58,000
     Establishment of manufacturing                                        64,000
       facilities
     General and administrative
          expenses                                                        408,000                                    44,000
     Selling and marketing                                                178,000                                    11,000
     Research and development                                              93,000                                    60,000
                                                  --------------------------------              ----------------------------
          Total costs and expenses                                        792,000                                   173,000
                                                  --------------------------------              ----------------------------

          Operating loss                                                (770,000)                                 (161,000)
Interest expense                                                         (83,000)                                   (3,000)
Other income                                                               20,000                                     9,000
                                                  --------------------------------              ----------------------------

Loss before provision for
     income taxes                                                       (833,000)                                 (155,000)

Provision for income taxes                                                      0                                         0
                                                  --------------------------------              ----------------------------

Net loss                                                               ($833,000)                                ($155,000)
                                                  ================================              ============================

Net loss per share                                                        ($0.10)
                                                  ================================

Weighted average number of
     common shares outstanding                                          8,000,000
                                                  ================================

Pro forma net loss                                                                                               ($174,000)
                                                                                                ============================

Pro forma net loss per share                                                                                        ($0.02)
                                                                                                ============================

Pro forma weighted average
     number of common shares
     outstanding                                                                                                  8,000,000
                                                                                                ============================

See Notes to Condensed Financial Statements.



                                      -4-
C/M  12156.0001 426513.1


                                Alyn Corporation
                       Condensed Statement of Operations
                                  (Unaudited)

                                                            Alyn                                      Old Alyn
                                                   -----------------------        ------------------------------------------------
                                                         Period from                    Period from                 Nine
                                                           May 2,                       January 1,                 Months
                                                           1996 to                        1996 to                   Ended
                                                        September 30,                     May 1,                September 30,
                                                            1996                           1996                     1995
                                                   -----------------------        -----------------------  -----------------------

Net sales                                                         $19,000                       $104,000                 $228,000
Contract revenue                                                   35,000                              0                        0
                                                   -----------------------        -----------------------  -----------------------
     Total revenue                                                 54,000                        104,000                  228,000
                                                   -----------------------        -----------------------  -----------------------

Costs and expenses:
     Cost of goods sold                                            56,000                         34,000                  160,000
     Establishment of manufacturing facilities                     64,000
     General and administrative expenses                          745,000                         53,000                  133,000
     Selling and marketing                                        209,000                         23,000                   21,000
     Research and development                                     112,000                          7,000                   79,000
                                                   -----------------------        -----------------------  -----------------------
          Total costs and expenses                              1,186,000                        117,000                  393,000
                                                   -----------------------        -----------------------  -----------------------

          Operating loss                                      (1,132,000)                       (13,000)                (165,000)
Interest expense                                                (110,000)                        (3,000)                  (9,000)
Other income                                                       27,000                          1,000                    9,000
                                                   -----------------------        -----------------------  -----------------------

Loss before provision for
     income taxes                                             (1,215,000)                       (15,000)                (165,000)

Provision for income taxes                                          1,000                          1,000                    1,000
                                                   -----------------------        -----------------------  -----------------------

Net loss                                                     ($1,216,000)                      ($16,000)               ($166,000)
                                                   =======================        =======================  =======================

Net loss per share                                                ($0.15)
                                                   =======================

Weighted average number of
     common shares outstanding                                  8,000,000
                                                   =======================

Pro forma net loss                                                                             ($42,000)               ($224,000)
                                                                                  =======================  =======================

Pro forma net loss per share                                                                     ($0.01)                  ($0.03)
                                                                                  =======================  =======================


Pro forma weighted average                                                                     8,000,000                8,000,000
    number of common shares
    outstanding

See Notes to Condensed Financial Statements.



                                      -5-
C/M  12156.0001 426513.1



                                Alyn Corporation
                  Condensed Statement of Stockholders' Deficit
                                  (Unaudited)




                                                             Common Stock               Common Stock
                                        Common Stock            Class A                    Class B                 Accumulated
                                     ------------------  -------------------------   -----------------------
                                     Shares     Amount    Shares        Amount       Shares       Amount              Deficit
Old Alyn

Balance at December 31, 1995                              1,700,000        $1,000    300,000      $325,000             ($816,000)

     Repurchase of common stock                                                      200,000)     (217,000)              (43,000)

     Net loss                                                                                                            (16,000)
                                     ------------------  -------------------------   -----------------------   ------------------

Balance at May 1, 1996                                    1,700,000        $1,000    100,000      $108,000             ($875,000)
                                     ==================  =========================   =======================   ==================





-------------------------------------------------------------------------------






                                      Preferred Stock        Common Stock                   Additional
                                     ------------------  -------------------------           Paid-in           Accumulated
                                     Shares     Amount    Shares        Amount                Capital             Deficit
Alyn

     Issuance of common stock                             4,240,000        $4,000               $1,000

     Common stock issued in exchange
         for Old Alyn common stock                        3,760,000         4,000               (4,000)

     Net loss                                                                                                     ($1,216,000)
                                     ------------------  -------------------------       ---------------   --------------------

Balance at September 30, 1996                             8,000,000        $8,000              ($3,000)           ($1,216,000)
                                     ==================  =========================       ===============   ====================

See Notes to Condensed Financial Statements.



                                      -6-
C/M  12156.0001 426513.1


                                Alyn Corporation
                       Condensed Statement of Cash Flows
                                  (Unaudited)




                                                                Alyn                                 Old Alyn
                                                         --------------------   -------------------------------------------------
                                                             Period from               Period from               Nine Months
                                                           May 2, 1996 to            January 1, 1996                Ended
                                                            September 30,               to May 1,               September 30,
                                                                1996                      1996                      1995
                                                         --------------------    -----------------------   -----------------------

Cash flows from (used in) operating activities:                 ($3,128,000)                  ($69,000)                   $99,000
                                                         --------------------    -----------------------   -----------------------


Cash flows (used in) investing activities:
     Capital expenditures                                          (408,000)                    (4,000)
                                                         --------------------    -----------------------   -----------------------

          Net cash (used in) investing activities                  (408,000)                    (4,000)
                                                         --------------------    -----------------------   -----------------------

Cash flows from (used in) financing activities:
     Payment of stockholder note payable                           (128,000)
     Proceeds from stockholders credit facility                    4,569,000
                                                         --------------------    -----------------------   -----------------------

          Net cash from financing activities                       4,441,000
                                                         --------------------    -----------------------   -----------------------

Net increase (decrease) in cash                                      905,000                   (73,000)                    99,000
Cash at beginning of period                                            4,000                     77,000                    15,000
                                                         --------------------    -----------------------   -----------------------

Cash at end of period                                               $909,000                     $4,000                  $114,000
                                                         ====================    =======================   =======================


Noncash investing and financing activities:

     Liability recorded for repurchase of common stock
          from stockholder                                                                     $260,000
                                                                                 =======================


See Notes to Condensed Financial Statements.




C/M  12156.0001 426513.1

                                ALYN CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                          September 30, 1995 and 1996
                                  (Unaudited)

     1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, which was declared effective on October 22, 1996. Operating results for the Period from January 1, 1996 to May 1, 1996 and for the Period from May 2, 1996 to September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     Alyn Corporation (Alyn or the Company) was incorporated in Delaware on April 9, 1996. In May 1996, the Company acquired Alyn Corporation (Old Alyn), a California corporation, whereby all of the 1,800,000 outstanding shares of common stock of Old Alyn were exchanged at a ratio of 2.1-to-one for 3,760,000 shares of common stock of the Company. Subsequent to the acquisition, Old Alyn stockholders owned forty-seven percent of Alyn. As a result of the change in control of Old Alyn, the acquisition was accounted for as a purchase. Goodwill and other intangibles of $766,000 were recorded and are amortized on a straight line basis over their estimated useful life of ten years. Also in connection with the acquisition, the original stockholders of Alyn provided a $5 million, five-year credit facility to the Company due and payable in April 2001. See
Note 3.

     In July 1996, the Company's Board of Directors amended its Articles of Incorporation to increase the number of authorized shares of common stock from 110,000 to 20,000,000 and to authorize 5,000,000 shares of preferred stock and declared an 80-for-one split of its common stock. All common share and per share amounts presented for Alyn and Old Alyn have been adjusted to give retroactive effect for this split.

     Pro forma net loss per share is based upon the number of weighted average of common stock shares outstanding during the year ended December 31, 1995 and the period from January 1, 1996 to May 1, 1996, after giving retroactive effect for the acquisition of Old Alyn, assuming the change from an S to C-Corporation tax status as a result of the acquisition, and the 80-for-one stock split. The effect on net loss per share of the acquisition is to increase the net loss by $58,000 and $26,000 for goodwill amortization for the year ended December 31, 1995 and the period from January 1, 1996 to May 1, 1996, respectively, and to increase the weighted average shares outstanding by 3,760,000 (post-split). The effect of the change in tax status was not material. Historical net loss per share of Old Alyn has not been presented for all periods as such is not deemed meaningful.


                                      -8-
C/M  12156.0001 426513.1

2.   Inventories
                                Alyn                      Old Alyn
                            September 30,               December 31,
                                1996                        1995
                                ----                        ----
                                          (Unaudited)
     Raw materials             $21,000                     $6,000
     Finished goods             14,000                     10,000
                              --------                     ------
                               $35,000                    $16,000
                                ======                    =======

3.   Subsequent Event - Completion of Initial Public Offering

     On October 22, 1996, the Company completed its initial public offering of 2,750,000 shares of its common stock at a price of $13.50 per share. The Company received net proceeds of approximately $33.7 million after deducting underwriting discounts and offering expenses. Subsequently, in October 1996, $4.7 million of net proceeds from the initial public offering were used for repayment of principal, accrued and unpaid interest thereon and all other amounts owing in respect of the credit facility from stockholders, and the credit facility was terminated.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology for the application of boron carbide in combination with aluminum, under the name Boralyn(R). The Company applied for a patent regarding Boralyn(R) in January 1994, and the patent was granted in January 1996. In the fourth quarter of 1993 and in 1994, the Company sold Boralyn(R) tubes, as well as Boralyn(R) prototype cast parts, with a large portion of the Boralyn(R) sales in each of 1993 and 1994 being production tubes for one bicycle manufacturer. In 1995, the Company stopped supplying that manufacturer in order to pursue what it considered to be more promising marketing alternatives. In 1995 and the first nine months of 1996, Boralyn(R) sales were primarily the result of prototype orders. The number of prospective customers placing such prototype orders increased in the first nine months of 1996. As a result, the Company had a backlog, as of September 30, 1996, of approximately $146,000 of prototype orders for Boralyn(R) for delivery in the fourth quarter of 1996 and the first quarter of 1997. In September 1996, the Company and Taylor Made Golf Company, Inc. ("Taylor Made") entered into an agreement which provides for the production and purchase of Boralyn(R) based metalwood golf club heads for sale by July 1, 1997. Taylor Made has placed its first purchase order under the Agreement, covering $2.25 million of metalwood golf club heads for sale in the quarter ending September 30, 1997. There can be no assurance that all or any of these orders will result in revenues. Prior to and during the development of Boralyn(R), the Company operated as a seller of other materials, principally boron carbide and had significant revenues from these products. The Company continues to sell materials as it transitions to a manufacturer of Boralyn(R)-based products. No production revenues for Boralyn(R) have been recognized since late 1994, and none are anticipated prior to the second quarter of 1997. The Company does not expect to achieve significant sales of Boralyn(R) prior to the third quarter of 1997, and there can be no assurance that any significant sales will be achieved.


                                      -9-
C/M  12156.0001 426513.1

The balance of the Company's revenues through September 30, 1996 resulted primarily from the sale to end-users of boron carbide powder purchased from producers of the powder, and to a lesser extent, from sales of Ceralyn(TM), a silicon nitride matrix composite developed by the Company for use in tool inserts and abrasives. These sales were pursued in order to generate operating cash flow to fund the Company's development and marketing efforts regarding Boralyn(R). The Company was unprofitable through 1995, expects to incur a substantial loss for the full 1996 year as a result of start-up expenses in anticipation of production orders, and may incur additional losses thereafter.

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

     Net sales in the three months ended September 30, 1996 increased 83% to $22,000 from $12,000 in the three months ended September 30, 1995. The increase was primarily the result of revenue from a new contract engineering project.

     Cost of goods sold decreased 16% to $49,000 in the three months ended September 30, 1996 from $58,000 in the comparable period in 1995, reflecting the higher percentage of sales of higher margin Boralyn(R) prototype products.

     Expenses for the establishment of manufacturing facilities of $64,000 were incurred in the three months ended September 30, 1996. There were no expenses incurred in the comparable period in 1995. The increase reflects primarily the addition of manufacturing management as the Company builds the infrastructure to produce its Boralyn(R) products.

     General and administrative expenses increased 827% to $408,000 in the three months ended September 30, 1996, from $44,000 in the comparable period in 1995. The increase was primarily the result of the addition of administrative, accounting, and facilities staff, recruiting and moving costs, legal services and other expenses. General and administrative expenses will increase substantially in the next several quarters to support anticipated growth in the Company's business activities.

     Selling and marketing expenses increased 1,518% to $178,000 in the three months ended September 30, 1996 from $11,000 in the comparable period in 1995. This increase was primarily the result of increased sales and marketing staff, including specialists in sporting goods, computers, and transportation industries, and increased marketing expenses, primarily printing and trade show costs, incurred in start-up marketing efforts for Boralyn(R) products. Such expenses are expected to increase substantially over the next several quarters as Boralyn(R) product-related marketing and sales activities increase.

     Research and development expenses increased 55% to $93,000 in the three months ended September 30, 1996 from $60,000 in the comparable period in 1995. This increase was primarily the result of completion of certain contract development programs. The Company expects research and development personnel expenses and other research and development expenses to increase substantially in the fourth quarter of 1996 and, thereafter, as the Company expands ongoing development programs for new Boralyn(R) products.

     As a result of the foregoing factors, loss before provision for income taxes increased 437% to $833,000 in the three months ended September 30, 1996 from a loss of $155,000 in the comparable period in 1995.


                                      -10-
C/M  12156.0001 426513.1

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     For purposes of comparison with the nine month period ended September 30, 1995, the results of operations for the period from January 1, 1996 through May 1, 1996 and the period from May 2, 1996 through September 30, 1996 have been aggregated.

     Net sales in the nine months ended September 30, 1996 decreased 31% to $158,000 from $228,000 in the nine months ended September 30, 1995. The decrease was primarily the result of the Company's decision, following the grant in January 1996 of the patent for Boralyn(R), to focus its efforts on sales of Boralyn(R) based products and, in anticipation of receiving additional private and public financing later in 1996, to reduce its efforts to sell boron carbide powders and ceramic products, which it had pursued in the past in order to generate cash.

     Cost of goods sold decreased 44% to $90,000 in the nine months ended September 30, 1996 from $160,000 in the comparable period in 1995. Cost of goods sold decreased as a percentage of net sales to 57% in the nine months ended September 30, 1996 from 70% in the comparable period in 1995 primarily as a result of the change in product mix to include a greater proportion of higher margin Boralyn(R) product sales.

     Expenses for the establishment of manufacturing facilities of $64,000 were incurred in the nine months ended September 30, 1996. There were no expenses incurred in the comparable period in 1995. The increase reflects primarily the addition of manufacturing management as the Company builds the infrastructure to produce its Boralyn(R) products.

     General and administrative expenses increased 500% to $798,000 in the nine months ended September 30, 1996 from $133,000 in the comparable period in 1995. As a percentage of net sales, these expenses increased to 505% in the nine months ended September 30, 1996 from 58% in the comparable period in 1995. The increase was primarily a result of additional staff, including recruiting and moving expenses, and legal and accounting services, and other administrative costs to support the anticipated growth in the Company's business activities.

     Selling and marketing expenses increased 1,005% to $232,000 in the nine months ended September 30, 1996 from $21,000 in the comparable period in 1995. As a percentage of net sales, these expenses increased to 147% in the nine months ended September 30, 1996 from 9% in the comparable period in 1995. This increase was a result of increased sales staff, including specialists in sporting goods, computers, and transportation industries, and marketing staff and an increase in marketing expenses incurred in start-up marketing efforts for Boralyn(R) products.

     Research and development expenses increased 51% to $119,000 in the nine months ended September 30, 1996 from $79,000 in the comparable period in 1995. As a percentage of net sales, these expenses increased to 75% in the nine months ended September 30, 1996 from 35% in the comparable period in 1995. This increase was primarily a result of increased research staff and ongoing development programs.

     As a result of the foregoing, loss before provision for income taxes increased 646% to $1,230,000 in the nine months ended September 30, 1996 from a loss of $165,000 in the comparable period in 1995.


                                      -11-
C/M  12156.0001 426513.1

Liquidity and Capital Resources

     As a subsequent event, on October 22, 1996, the Company completed an initial public offering of 2,750,000 shares of its common stock at a price of $13.50 per share, which generated net proceeds to the Company of approximately $33.7 million after underwriting discounts and offering expenses. The Company then used approximately $4.7 million of net proceeds from the initial public offering for repayment of principal, accrued and unpaid interest thereon and all other amounts owing in respect of the credit facility from stockholders. The Company intends to use the remaining net proceeds as follows: (i) approximately $12.6 million for capital expenditures for new production facilities, equipment and tooling, and management information systems, and (ii) approximately $3.0 million for marketing activities, with the remaining net proceeds to be utilized for working capital and general corporate purposes. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in interest-bearing high quality short-term investment grade securities and government securities.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its Boralyn(R) products, their acceptance in the market, and the costs and timing of growth in sales, marketing and manufacturing activities.

     Except for historical information contained herein, this report contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and in the risk factors contained in the Company's Prospectus dated October 22, 1996 on file with the Securities and Exchange Commission. In assessing forward-looking statements contained herein, readers are urged to read carefully all risk factors and cautionary statements in this report and the Prospectus on file with the Securities and Exchange Commission.

                                      -12-
C/M  12156.0001 426513.1

                                ALYN CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number         Description

       *3.1    Restated Certificate of Incorporation of the Registrant.
       *3.2    By-Laws of the Registrant.
       *4.1    Specimen Copy of Stock Certificate for shares of Common Stock.
       *4.3    Form of Warrant Agreement, dated as of October 25, 1996, between the Registrant and Furman Selz LLC.
      *10.2    1996 Stock Incentive Plan of the Registrant, as amended.
      *10.6    Sale of Goods Agreement and Exclusive License (the "Sale of
               Goods and Exclusive License Agreement"), dated as of September
               10, 1996, by and between Taylor Made Golf Company, Inc. and the
               Registrant (for which confidential treatment has been requested).
      *10.7    Amendment No. 1 to the Sale of Goods and Exclusive License
               Agreement, dated as of the 14th day of October 1, 1996, by and between Taylor Made Golf Company, Inc. and the Registrant.
     *10.12    Employment Agreement, dated as of July 8, 1996, between the
               Registrant and Tom Flessner.
     *10.13    Employment Agreement, dated as of August 12, 1996, between the
               Registrant and Tom Miller.
       27.1    Financial Data Schedule for the nine month period ended
               September 30, 1996.

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-09143).


                                      -13-
C/M  12156.0001 426513.1

(B) Reports on Form 8-K. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.


                                      -14-
C/M  12156.0001 426513.1

                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ALYN CORPORATION
                                      (Registrant)



                                      By:   /s/ Robin A. Carden
                                            -------------------------------
                                            Robin A. Carden
                                            President and Chief Executive
                                            Officer





                                      By:   /s/ Walter R. Menetrey
                                            -------------------------------
                                            Walter R. Menetrey
                                            Executive Vice President and
                                            Chief Operating Officer




                                      By:   /s/ Phillip R. Gustavson
                                            -------------------------------
                                            Phillip R. Gustavson
                                            Vice President, Finance and
                                            Administration
                                            (Chief Accounting Officer)

Dated:  November 13, 1996

                                      -15-
C/M  12156.0001 426513.1