Form 10-K
period 1996-12-31
ALYN CORP
filed 1997-03-25
CIK 1015298

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996
                          Commission File No. 000-21153

                                ALYN CORPORATION
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


           Delaware                         33-0709359
 (State or other jurisdiction of       (I.R.S. employer
  incorporation or organization)        identification number)



                                16761 Hale Avenue
                                Irvine, CA 92606
         --------------------------------------------------------------

                    (Address of principal executive offices)

                                 (714) 475-1525
-------------------------------------------------------------------------------

                     (Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                               Title of Each Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997 was $40,533,500, based on the closing price of $9.25 on that date.

         As of March 14, 1997, the aggregate number of outstanding shares of common stock of the registrant was 10,750,000.
-----------------------------------------------------------------------



                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 2, 1997, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.

                                                 TABLE OF CONTENTS



SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995....................................................................  3

         PART I.................................................................................................  3
                  1.       BUSINESS.............................................................................  3
                  2.       PROPERTIES........................................................................... 18
                  3.       LEGAL PROCEEDINGS.................................................................... 18
                  4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 18

         PART II................................................................................................ 18
                  5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                           STOCKHOLDER MATTERS.................................................................. 18
                  6.       SELECTED FINANCIAL DATA.............................................................. 20
                  7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS............................................................ 21
                  8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................... 23
                  9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE............................................................. 23

         PART III............................................................................................... 24
                  10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................... 24
                  11.      EXECUTIVE COMPENSATION............................................................... 25
                  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT........................................................................... 26
                  13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................... 26

         PART IV................................................................................................ 27
                  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                           8-K.................................................................................. 27

         SIGNATURES.............................................................................................S-1


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in this Annual Report on Form 10-K and in the risk factors detailed in this Annual Report on Form 10-K and in the Company's Prospectus, dated October 22, 1996. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Annual Report on Form 10-K and in the Company's Prospectus dated October 22, 1996.


                                     PART I


1.       BUSINESS.

         Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to the merger, effective May 2, 1996, of Alyn Corporation, a California corporation ("Old Alyn"), with and into Alyn Corporation, a Delaware corporation formerly named AC Acquisition Corp. ("Alyn" or the "Company"). Unless the context otherwise requires, the term Company as used in this Annual Report on Form 10-K includes the Company and its predecessor, Old Alyn.

         Alyn designs, develops, manufactures and markets consumer and industrial products utilizing its proprietary advanced metal matrix composite materials, which it believes have a superior combination of physical properties, including strength, light weight, stiffness, hardness and fracture resistance, for a variety of selected markets. The Company has developed technology, for which it obtained a patent in January 1996, for the application of boron carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn(R). Boron carbide, a principal component of Boralyn(R), is an advanced ceramic that is the third hardest material in the world, and the hardest material available at a commercially reasonable cost. The Company believes that no other material offers a range of properties comparable to those Boralyn(R) provides. Boralyn(R) is lighter and can be more easily fabricated than titanium; has a higher specific stiffness than titanium, aluminum or specialty steel; is one-third the density of many steels; has a resistance to wear greater than aluminum, specialty steel and titanium; is more resistant to corrosion than aluminum; is highly fracture resistant; and exhibits minimal resonance over a wide range of rotational speeds. Boralyn(R) is available in a range of grades with varying properties to satisfy specific customer requirements and is easily welded, cast, bent, coated and extruded with conventional equipment and tools. The Company believes that Boralyn(R) is a highly effective replacement for many existing premium-priced metal and composite products, such as those used in high-end sporting goods, high-capacity disks for computer hard disk drives, neutron shielding and other applications.

         The Company is focusing its initial marketing efforts on the use of Boralyn(R) in applications where its unique combination of properties will justify an appropriate price premium. These applications include: (i) high-end sporting goods such as premium-priced golf club heads and shafts, high-end lightweight bicycle frames and components and sports racquets; (ii) disks for computer hard disk drives; and (iii) neutron shielding for both disposal containers and reactor installations.

Development of the Company's Business

         The growth of interest in metal matrix composites is a result of the engineering properties of these composites. Metal matrix composites compare favorably to other materials with respect to weight, stiffness and strength, high temperature capabilities, and low thermal expansion, and can be relatively easily fabricated. Based on independent studies, the Company believes these materials can provide up to 60% savings in weight compared to traditional metallic alloys while still retaining key structural and design properties. They also compare favorably with certain other composite materials, namely polymer-matrix materials that have temperature and strength limitations, are sensitive to moisture and in some cases also release gases or moisture.

         The Company was founded in January 1990 by Robin A. Carden, who had previously been a senior engineer at Ceradyne Inc., a company engaged in advanced ceramics, where he developed civilian applications for advanced ceramics originally developed for military use. At that time, boron carbide technology had recently been declassified by the U.S. Department of Defense. In order to capitalize on the commercial possibilities of a boron carbide/metallic alloy composite structure, under Mr. Carden's direction the Company began to experiment with new techniques for bonding boron carbide to different metals, creating new composite structures. From 1990 through 1993 the Company continued development of metal matrix composites, while purchasing and reselling boron carbide powders in order to generate cash for its Boralyn(R) development efforts. These efforts led to the filing of a patent application in January 1994, first sales of Boralyn(R) bicycle frames, and the grant of a U.S. patent for the "Metal Matrix Compositions and Method of Manufacture Thereof" in January 1996, which covers the initial matrix composites and methods for making them.

         Many of the Company's claims with respect to the physical characteristics of Boralyn(R) have been subjected to, and were verified and supported by, studies and testing, performed by independent third parties, including testing by: (i) the Department of Chemical Engineering and Materials Science of the University of California, Irvine, of its specific strength, homogeneity, hardness, density and specific stiffness; (ii) Corning Incorporated CELS - Laboratory Services, of its chemical composition; (iii) the University of Michigan's Nuclear Reactor Laboratory of its neutron radiation absorption characteristics; (iv) THoT Technologies, Inc. of its minimal resonance through a wide range of computer hard disk drive rotational speeds; and (v) Golf Laboratories, Inc. of its effect on the driving distance achieved by a golf club head.

         In May 1996, the Company received significant debt financing from new stockholders, including Kingdon Capital Management Corp. affiliates and Edelson Technology Partners III, enabling the Company to pursue further its Boralyn(R) business. In that same month and in the month thereafter, the Company assembled a senior management team with experience in areas such as operations, manufacturing, research and development and finance and administration. This senior management team prepared a comprehensive business, marketing and manufacturing plan.

         In September 1996, the Company and Taylor Made Golf Company, Inc. ("Taylor Made"), a leading golf club manufacturer, entered into an agreement which provides for the production and purchase of Boralyn(R)-based metalwood golf club heads through June 30, 1999, and an exclusive license through that date should specified minimum volume requirements be met. Under the agreement, Taylor Made is working with the Company to develop club head designs, molds, manufacturing, tooling and production and promotional programs in order to permit deliveries of Boralyn(R)-based metalwood golf club heads for sale during the second half of 1997. Following completion of product designs, molds and manufacturing tooling, Taylor Made will purchase a minimum of $42.75 million of Boralyn(R) golf club metalwood heads between July 1, 1997 and June 30, 1999. If Taylor Made does not purchase Boralyn(R) metalwood golf club heads in that minimum amount, the Company's sole remedy is to terminate the exclusivity of Taylor Made's license rights. Taylor Made has placed its first purchase order under the agreement, covering $2.25 million of metalwood golf club heads.

         On October 22, 1996, the Company completed its initial public offering (the "Initial Public Offering") of 2,750,000 shares of its common stock at a price of $13.50 per share. The Company received net proceeds of approximately $33.3 million after deducting underwriting discounts and offering expenses. Subsequently, in October 1996, $4.7 million of net proceeds from the Initial Public Offering were used for repayment of principal, accrued and unpaid interest thereon and all other amounts owing in respect of a credit facility from stockholders, and the credit facility was terminated. Following completion of the Initial Public Offering, the Company added personnel to its marketing, sales and engineering support staff.

         The Company moved its operations to a newly leased 48,000 square foot facility in Irvine, California, in October 1996, which it anticipates will become fully operational in the second quarter of 1997. The new facility includes sintering, casting (including soluble core), forging and extrusion capabilities. Prior to commencement of production at the new facility, production and shipment of Boralyn(R) was undertaken by unaffiliated subcontractors.

Company Strategy

         Alyn's objective is to become a leader in advanced metal matrix composite products and establish significant market share and brand awareness for Boralyn(R) in niche markets, such as higher-priced consumer products and specialized uses, where value-added premiums can be obtained. The Company intends to do so by capitalizing on its existing proprietary technology and patented process for producing Boralyn(R) through the direct manufacture and sale of Boralyn(R)-based products to industrial and consumer product manufacturers and distributors, and, to a lesser extent, to producers of military products. The Company believes that its focus on marketing Boralyn(R) for use in higher-priced consumer and commercial products and applications where its properties provide performance advantages will provide it with the best opportunity for meaningful market penetration. The Company has also developed what it believes to be a superior manufacturing process which benefits from the characteristics of Boralyn(R). The Company has filed a patent application for its soluble core method of manufacturing metal matrix composite die-cast metal structures, which allow for forming complex hollow chambers and passages, often within a one-piece structure, without the need for welding together separate components or other secondary manufacturing processes.

Characteristics of Boralyn(R)

         Boralyn(R) is a new metal matrix composite material with the principal constituents being aluminum and boron carbide. Boralyn(R) compares favorably to other materials with which it will compete in markets selected by the Company, with respect to density, specific strength, specific stiffness, hardness and resistance to wear, fatigue and corrosion resistance, resonance and neutron absorption.

         Density. Boralyn(R) exhibits relatively low density compared to certain alternative materials, such as aluminum. This characteristic contributes to its greater specific strength and greater specific stiffness.

         Specific Strength. The specific strength range (dependent somewhat on the grade) of Boralyn(R) is higher by a considerable margin than that of aluminum, somewhat higher than that of many specialty steel and, depending on the grade of Boralyn(R), of titanium as well. Specific strength is particularly significant in applications such as bicycle components.

         Specific Stiffness. Boralyn(R) has greater specific stiffness when compared to titanium alloy, aluminum alloy and specialty steel. Specific stiffness is particularly significant in applications such as computer hard drive disks and golf club heads.

         Specific Strength/Specific Stiffness. The combination of specific strength and specific stiffness is important for many products, such as premium-priced golf clubs and high-end bicycle frames and components, where the combination of strength, stiffness and light weight is important. Certain grades of Boralyn(R) exhibit a significantly superior combination of specific strength and specific stiffness compared to the other competing materials. For many applications, far less Boralyn(R) is required to provide necessary strength and stiffness; conversely, for the same weight, Boralyn(R) provides significantly more strength and stiffness than the other competing materials. Other applications such as arrows, baseball bats, sailing masts, and spinnaker poles for boats also benefit from these strength and stiffness advantages.

         Resistance to Wear. Boralyn(R) can easily be welded, extruded or casted and exhibits greater wear resistance than aluminum or steel, and therefore can be used to advantage in applications where high wear resistance is significant, such as in engine blocks, brake discs and pistons.

         Fatigue and Corrosion Resistance. Boralyn(R), in a 5% salt moist environment, will endure a larger number of stress cycles than aluminum alloy. This property makes Boralyn(R) superior to aluminum alloy for applications in which many stress cycles are encountered, particularly in corrosive environments. Any structural support where stress is applied repeatedly needs high fatigue characteristics. Bicycle frames and components, airplane structures, motorcycle frames, piston rods and satellite supports are some of the applications where high fatigue resistance is necessary, and many of those applications take place in areas characterized by salt and moist atmospheric conditions.

         Resonance. Boralyn(R) has lower resonance characteristics than glass and aluminum substrates (materials commonly used in computer hard disk drives) over rotational speeds ranging from 1,000 to 10,000 revolutions per minute. Boralyn(R) disks exhibit minimal resonance over the entire range of rotational speeds. The lower resonance of Boralyn(R) is of particular advantage in computer hard disk drives, where lower resonance allows for closer head-to-disk distance at higher rotational speeds, characteristics that will allow for greater storage capabilities and faster data transfer rates.

         Neutron Absorption. Neutron absorption (attenuation) in boron carbide-based materials such as Boralyn(R) is primarily a function of the density (referred to as areal density) and degree of uniformity of distribution (i.e., homogeneity) of boron carbide particles within the material. The predictable homogeneity of Boralyn(R) allows for the design of structures to customer requirements without incorporating additional material, compared with competing materials that the Company believes can require as much as 40% additional material to compensate for irregular distribution of neutron-absorbing particles (i.e., relative lack of homogeneity) and therefore achieve adequate levels of uniform absorption. Accordingly, Boralyn(R) can produce the same neutron absorbing results as competing materials, but with less Boralyn(R), thereby reducing the weight and cost of the structure.

         Broad Range of Available Grades. Boralyn(R) is available in various grades depending principally on the aluminum alloy of choice and the percent of boron carbide that is included. A specific grade can be matched to a specific application where a specific property or properties are to be highlighted. For example, in aerospace applications, where thermal expansion is a problem due to the extremes of the environment, the percentage of boron carbide can be increased to lower the thermal expansion; for transducers, the electrical resistivity can be lowered by decreasing the boron carbide to a few percent; for better wearability, 20% to 25% boron carbide can be used for harder surfaces.

         Ease of Fabrication. In addition to the properties described above, Boralyn(R) also has excellent brazing and welding capabilities, can be easily extruded and wrought and can be used in a variety of casting processes. The Company has also developed what it believes to be a superior manufacturing process that benefits from the characteristics of Boralyn(R). The Company recently filed a patent application for its soluble core method of manufacturing metal matrix composite die-cast metal structures, which allows for forming complex hollow chambers and passages, often within a one-piece structure, without the need for welding together separate components or other secondary manufacturing processes.

Products and Applications

         The Company is focusing its initial marketing efforts on the use of Boralyn(R) in applications where its unique combination of properties will justify an appropriate price premium. These applications include the following:

         High-end Sporting Goods. The Company has targeted premium-priced golf club heads and shafts and high-end lightweight bicycle frames and components as a primary market for Boralyn(R)-based products.

                  Golf Club Heads and Shafts. The U.S. wholesale market for premium-priced golf clubs was estimated by industry sources to be approximately $890 million in 1994, reflecting a 23% increase over the prior year. The Company believes that the higher specific stiffness, higher specific strength and ease of fabrication of Boralyn(R), compared with titanium, allow the design and manufacture of golf club heads with a larger "sweet spot" and better mass distribution compared with titanium heads, thus yielding what golfers term a "more forgiving" golf club. In an independent third-party's comparison test against two premium-priced titanium golf club heads, a Boralyn(R) golf club head drove the ball longer distances. The higher specific stiffness of Boralyn(R) compared with graphite composite, a commonly used golf club shaft material, also should permit stiffer shafts of the same weight to be made with Boralyn(R).

         On September 10, 1996, the Company and Taylor Made, a leading golf club manufacturer, entered into a Sale of Goods Agreement and Exclusive License (as amended in October 1996, the "Agreement and License") which provides for the production and purchase of Boralyn(R)-based metalwood golf club heads through June 30, 1999, and an exclusive license through that date should specified minimum volume requirements be met. Under the Agreement and License, Taylor Made is working with the Company to develop club head designs, molds, manufacturing, tooling and production and promotional programs in order to permit deliveries of Boralyn(R)-based metalwood golf club heads for sale during the second half of 1997. Following a completion of product designs, molds and manufacturing tooling, Taylor Made will purchase a minimum of $42.75 million of Boralyn(R) golf club metalwood heads between July 1, 1997 and June 30, 1999. If Taylor Made does not purchase Boralyn(R) metalwood golf club heads in that minimum amount, the Company's sole remedy is to terminate the exclusivity of Taylor Made's license rights. Taylor Made has placed its first purchase order under the Agreement and License, covering $2.25 million of metalwood golf club heads. The Company and Taylor Made are continuing to work on Boralyn(R) metalwood golf club heads and other golf club equipment.

         Taylor Made has been provided an exclusive world-wide license regarding Boralyn(R) metalwood golf club heads through June 30, 1999, subject to its meeting minimum annual and quarterly order volume requirements specified in the Agreement and License as follows: minimum orders of $9.0 million for the twelve months ending June 30, 1998, with orders in any quarter in that period to be not less than $1.5 million; and minimum orders of $33.75 million for the twelve months ending June 30, 1999, with orders in any quarter in that period to be not less than $6.375 million. The order minimums are subject to adjustment under certain circumstances, including late deliveries. Taylor Made is required to give the Company notice at least 90 days prior to any calendar quarter in which Taylor Made will not or does not expect to meet the minimum order volume requirement for that quarter, and the Company may then terminate the exclusivity of Taylor Made's license rights as its sole remedy. Manufacturing of products for delivery under the Agreement and License are to be made at the Company's plant. If that facility has insufficient capacity to process order volume at any time, however, Boralyn(R)-based products to be delivered to Taylor Made will be manufactured at one or more second sources approved by the Company at facilities under the direct control and supervision of the Company. Products delivered to Taylor Made under the Agreement and License will independently display the "Boralyn(R)" name. The Company anticipates that the Boralyn(R)-based metalwood golf club heads manufactured for Taylor Made will be a premium-priced product.

         The Agreement and License also provides the framework for ongoing discussions between the Company and Taylor Made and between the Company and Taylor Made's parent, France-based Salomon Group, regarding an extension of their relationship and the possible inclusion of Boralyn(R) in additional golf club equipment and in other sporting goods by members of Salomon Group.

         Prior to entering into the Agreement and License, the Company had produced prototype golf club heads for Taylor Made. The Company has also produced prototype golf club heads for certain other major golf club or sporting goods equipment producers, including pre-tooling versions based on production molds customized for Boralyn(R) composite heads. The Company believes that production and customer approval of pre-tooling versions of golf clubs based on customized molds is usually the final step before receipt of a definitive production or purchase order. The Company has ceased further activities and negotiations with those companies in accordance with the Agreement and License. Should the Company and Taylor Made fail to reach an agreement to extend their relationship to include additional Boralyn(R) golf club equipment, however, the Company expects to resume activities concerning such other golf club equipment with one or more of those other companies, and may initiate similar activities with other golf club producers.

         There can be no assurance that the Company will enter into any agreement or receive any additional production or purchase orders from Taylor Made, or will enter into any agreement with any other golf club producer or any other member of Salomon Group.

                  Bicycle Components and Frames. The U.S. retail market for bicycles, bicycle components and related products and services was estimated by industry sources to be approximately $5 billion in 1994. The Company believes that approximately 220,000 premium-priced (over $600 at retail) bicycles were sold in 1995. The Company has received orders for prototype components or frames from leading manufacturers of bicycle components and/or frames, and from several smaller bicycle component and/or frame manufacturers. The Company has also entered into an agreement with Mavic S.A., a wholly-owned subsidiary of Taylor Made, relating to the development of Boralyn(R)-based bicycle wheel rims. The higher specific strength and specific stiffness of Boralyn(R) compared to aluminum and specialty steel allows for the production of lighter bicycle components and frames with no decrease in strength or stiffness, or if weight is not a dominant consideration, for stiffer components and frames with no increase in weight. These characteristics improve riding efficiency.

         Other potential sporting goods applications where strength and stiffness are important include baseball bats, tennis and other sports racquets and arrows. The Company has received orders from Worth Inc., for prototype baseball bats, and from Spalding Sports Worldwide, Inc., a division of Spalding & Evenflo Cos., Inc. for prototype racquetball and tennis racquets.

         Computer Hard Disks. The U.S. wholesale market for computer hard disk substrates was estimated by industry sources to be approximately 247 million units in 1996. The Company believes that disks for high-speed, high-capacity drives, which the Company is targeting in its marketing efforts, represent between 5% and 10% of the total market. The Company has produced preliminary sample disk substrates of Boralyn(R) for evaluation by several major disk drive manufacturers, and has received small prototype orders from three of those manufacturers. Compared with conventional aluminum and glass substrates currently in use as disks in computer hard drives, Boralyn(R) disks exhibit minimal resonance over the entire range of rotational speeds, from initial spin-up to current maximum speeds of existing substrates, as well as at substantially higher rotational speeds. Lower resonance disks will permit hard disk drives to be designed for closer head-to-disk distances and higher rotational speeds, characteristics that will allow for greater storage capabilities and faster data transfer rates. In order to realize the benefits of Boralyn(R), hard disk drive manufacturers will have to modify existing hard disk drive designs, and such modifications may be substantial. The Company believes that hard disk drive manufacturers will be motivated to modify or introduce new hard disk drive designs only after a substantial testing period and significant marketing efforts by the Company. The Company expects to incur substantial expenses in connection with those testing and marketing efforts, and anticipates ultimately that disks based on Boralyn(R) will be accepted by hard disk drive manufacturers, if at all, only if such disks can be demonstrated to have superior characteristics and can be offered at competitive prices. Further, the Company expects that use of disks based on Boralyn(R) will commence with, and could be limited to, high-end computer hard disk drives, which constitute a small but significant percentage of the current market for computer hard disks. The Company does not anticipate production orders for hard disk applications prior to the second half of 1997, as a result of stringent testing requirements, substantial marketing efforts and the redesign of computer hard disk drives by disk drive manufacturers that would be necessary to realize the benefits of disks based on Boralyn(R), and there can be no assurance that any production orders will be obtained.

         Other Industrial Applications. Other potential industrial applications of Boralyn(R) include its use in components for the aerospace/defense sector; assembly equipment; automotive and motorcycle components; marine applications; and armor for government and military vehicles and for personal protection.

         Neutron Shielding. Materials traditionally used for neutron absorption in nuclear reactors and disposal containers for radioactive products and waste require a separate neutron-absorbing material such as boron carbide, encased in layers of metallic alloy such as aluminum supported by steel, in order to provide stiffness and structural integrity. The metal matrix structure of Boralyn(R), combined with its boron carbide ingredients, provides acceptable neutron absorption characteristics as well as stiffness in an homogeneous, single structure, with advantages in ease of use and fabrication. Although the Company has had preliminary discussions with an international nuclear plant construction company concerning prototype disposal containers, the Company has elected to defer delivering prototypes in the neutron shielding field in order that it may concentrate its efforts currently on high-end sporting goods, computer hard disks and other industrial applications. The Company does not anticipate production orders for neutron shielding applications until at least late 1997, and there can be no assurance that any production orders will be obtained.

Marketing and Customer Support

         The Company intends to achieve market penetration in selected markets through a multi-step process usually consisting of initial discussions of the application highlighting the advantages of Boralyn(R), an engineering and marketing evaluation by the prospective customer of sample material and demonstration products, appropriate agreements allowing the customer to use and market Boralyn(R) in the relevant application and market and, finally, a production program where appropriate expenditures are made on tooling, equipment and quality control necessary to fulfill market requirements. The

Company intends to sell primarily to OEM customers, with distribution from the Company manufacturing site to customer facilities.

         The Company anticipates incurring increased expenditures in connection with its marketing activities in the next two years, and has allocated a substantial portion of the net proceeds of the Initial Public Offering to fund those activities. The existing sales staff on June 30, 1996 of two persons increased to eight persons at December 31, 1996, and is expected to increase to approximately 10 persons by the end of 1997. The Company's marketing activities are also expected to include substantial applications engineering support to assist in the development of products for specific customers and markets, evaluation of Boralyn(R) by institutions that specialize in technology and/or markets of this type, development of appropriate sales materials such as specification sheets and corporate brochures, and promotion through appearances at selected trade shows and selective advertising in journals and the trade press. For example, the Company exhibited Boralyn(R) bicycle components and frames at the annual Interbike Exhibition in Anaheim, California in September 1996. These activities, if successful, may not result in proportional or any revenue increases in the same period in which those activities occur. The Company's marketing activities will initially focus on prospective customers in the United States, but it is anticipated that international efforts will develop within the next 18 months. However, in view of the anticipated concentration outside the United States, and particularly in Europe, of prospective customers for neutron shielding applications of Boralyn(R), the Company believes that it may be required to focus on international marketing efforts in order to obtain any significant production orders for such applications.

Patents and Trademarks

         The Company believes that protection of its proprietary technology and know-how is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with key employees, as well as by limiting the availability of certain critical information to a small number of key employees.

         The Company intends to pursue a vigorous patent application program in the United States and abroad. The Company has obtained one United States patent (No. 5,486,223, issued to Robin A. Carden in January 1996, and which expires in January 2014), that it believes provides protection for its proprietary Boralyn(R) technology and contains claims that cover the use of Boralyn(R), particularly in high-end sporting goods, as well as in certain other markets targeted by the Company. The Company has also filed additional patent applications, including divisional patent applications and continuation-in- part applications that stem from the Company's original patent application. The divisional patent applications relate to methods of fabricating Boralyn(R) and to bicycle frames that were disclosed in the original patent application. The continuation-in-part patent applications expand the scope of the claims in the original patent, and cover the Company's processes of fabricating Boralyn(R). Divisional patent applications and continuation-in-part patent applications generally are likely to complete the U.S. Patent Office review process on an expedited basis and, with respect to claims having a common subject matter with those in the original patent, are entitled to the date of filing of the original patent for purposes of considering patentability. The divisional patent application relating to bicycle frames was allowed in June 1996 and is expected to issue in March 1997. The divisional patent application relating to methods of fabricating Boralyn(R) was allowed in September 1996. There can be no assurance that the Company's pending continuation-in-part applications will receive expedited review. New patent applications recently filed by the Company cover
(i) application of Boralyn(R) in neutron shielding, (ii) application of Boralyn(R) in computer hard disk drives and (iii) a new soluble core manufacturing method for Boralyn(R)-based structures. The Company is not aware of any reason why its pending applications should not be granted with claims that will provide coverage and, therefore, adequate protection for its anticipated business activities, although there can be no assurance in that regard.

         There can be no assurance that the Company's existing patent and the divisional patent applications that were allowed, or any other patents that may be granted, will be valid and enforceable or provide the Company with meaningful protection from competitors. There also can be no assurance that any pending patent application will issue as a patent or that any claim thereof will provide protection against infringement. If the Company's present or future patent rights are ineffective in protecting the Company against infringement, the Company's marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe the Company's patent, the costs of enforcing the Company's patent rights may be substantial or even prohibitive. The Company currently has only limited patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in certain foreign countries.

         The Company believes that its current and anticipated business does not infringe on any patent owned by others, although there can also be no assurance that the Company's products will not infringe the patent rights of others or that it will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties.

Research and Development

         The Company continuously engages in the development of new products and improvements to its existing formulations and will maintain laboratory facilities for these purposes as well as a network of outside independent test laboratories and specialty subcontractors. As of December 31, 1996, the Company employed five persons in research and development activities. The Company's past research and development effort was focused on various applications for cast, forged and extruded Boralyn(R) products, and the tooling and methods for product production, and the formulation of other metal matrix composites using magnesium and titanium. It is expected that formulations and techniques will continue to be developed and refined through empirical tests and prototype development. The Company expects that it will devote substantial resources to research and development efforts. The costs of those efforts will be recorded for accounting purposes as expenses as they are incurred, notwithstanding that the benefits, if any, from the Company's research and development efforts (in the form of increased revenues or decreased product costs) may not be reflected in the Company's operating results, if at all, until subsequent periods.

Manufacturing and Supply

         Raw materials used by Alyn are principally aluminum and boron carbide. The Company presently purchases boron carbide from a limited number of suppliers, including one supplier that provides approximately 50% of the Company's present requirements. Although the Company believes that boron carbide is readily available from other suppliers, there can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis at prices and terms deemed reasonable by the Company. Alyn's other principal raw material, aluminum, is available from several domestic suppliers and the Company is not dependent on the availability of supplies from any other single source.

         Unlike a number of other metal-matrix composites, Boralyn(R) is not made through a molten process. Instead of adding boron carbide powder into the molten base metal alloy, the various powdered elements are blended dry and mixed uniformly to avoid stratification and settling. After the particulates have sufficiently mixed, they are directed into a die and then into a cylindrical container, where the particulates are subjected to up to 85,000 pounds per square inch (psi) of pressure, transforming the elements into a solid ingot. These Boralyn(R) ingots are used for casting and to extrude forms such as plates and tubes for use in various consumer products and other end uses.

         The Company monitors the quality of its products that are produced by subcontractors by frequent tests and material certification, and intends to maintain a strict internal quality control system to monitor the quality of production at its renovated facility. The quality control laboratory is expected to be capable of conducting both physical and chemical testing. The Company also maintains product liability insurance at levels it believes to be adequate.

         The Company intends to maintain a sufficient inventory of raw materials and finished Boralyn(R) in the on-site warehouse that will occupy part of its newly-leased facility, which is expected to be ready for inventory storage by March 1997. Finished inventory generally is expected to be warehoused for distribution by commercial trucking throughout the United States at the Company's plant, but products produced for third parties are likely to be immediately released to third party warehouses and not remain at the Company's plant.

Government Regulation

         The Company's manufacturing and packaging operations are subject to a wide range of federal, state and local regulations, including the discharge, handling and disposal of hazardous wastes regulations contained in the environmental laws and the plant and laboratory safety requirements of various occupational safety and health laws that are applicable to all the Company's facilities and operations.

         The Company believes it has complied in all material respects with regard to governmental regulations applicable to it. To date, those regulations have not materially restricted or impeded the Company's operations.

Competition

         The materials industry is highly competitive. The Company competes in its chosen markets against several larger multi-national companies, all of which are well-established in those markets and have substantially greater financial and other resources than those of the Company. Competitive market conditions could adversely affect the Company's results of operations if it were required to reduce product prices to remain competitive or were unable to achieve significant sales of its products.

         In the golf club market, the Company competes primarily with titanium, used widely today in premium-priced golf club heads, with the base material being supplied by companies such as RMI Titanium Company, Tremont Industries, Inc., and Titanium Metals Corporation of America (Timet), and with clubs produced by CoastCast and Sturm Ruger. In the premium-priced bicycle market, the current market uses titanium, aluminum alloys, and other materials supplied by companies such as The Aluminum Corporation of America (Alcoa), Reynolds Metals Co., Easton Aluminum, Inc., Sandvik Steel Co. and Oregon Metallurgical Corporation (Oremet Titanium). In the computer disk drive market, the disks currently being used are made from aluminum supplied by Alcoa and other suppliers. For neutron shielding, current disposal containers typically use Boral, a material supplied by AAR Brook & Perkins.

Personnel

         The Company employed 33 persons as of December 31, 1996, including three Company executive officers, five research and development personnel, 11 manufacturing personnel and eight persons engaged in sales and marketing activities. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good. The Company anticipates hiring approximately 40 additional manufacturing, eight additional research and product development and six additional sales and marketing personnel during 1997.

Risk Factors

         An investment in the shares of Common Stock of the Company involves a high degree of risk and should only be made by persons who can afford a loss of their entire investment. In evaluating an investment in the Common Stock, existing stockholders and prospective investors should consider carefully, among other matters, the following risk factors, as well as the other information contained in this Report.

         Emerging Technology; Substantial Risk of Uncertain Market Acceptance. Since commencement of operations in 1990, the Company has been engaged in the formulation, development and fabrication of Boralyn(R) for use in commercial and consumer products. As with any new technology, there is the substantial risk that the marketplace may not be receptive to products based on it. The Company expects to incur substantial expenses as it continues its development and marketing activities and, if they are successful, to penetrate the markets for its products. Market acceptance of the Company's products will depend, in large part, upon the pricing of those products and the Company's ability to manufacture and deliver them on a timely basis, as well as the ability of the Company to demonstrate the advantages of its products over competing methodologies and products. There can be no assurance that the Company will be able to market Boralyn(R) successfully or that any of the Company's future boron carbide-based or other products will be accepted in the marketplace. The costs of the Company's marketing efforts will be substantial and will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from those marketing efforts (in the form of revenues) may not be reflected, if at all, until subsequent periods.

         Limited Operating History; Prior Losses. The Company has a limited operating history, having commenced its materials development and manufacturing activities in 1990, and having had extremely limited revenues through 1996, with net revenue declining from $540,000 in 1993 to $194,000 in 1996. The Company has not received a production order for Boralyn(R) since late 1994, when it ceased supplying a bicycle frame manufacturer in order to pursue what it believed to be more promising marketing and distribution channels in the high-end bicycle frame and components market. The Company had a net loss of $2,255,000 for the year ended December 31, 1996, compared with a net loss of $245,000 for the year ended December 31, 1995 and a net loss of $470,000 in the year ended December 31, 1994. The Company anticipates incurring operating losses for the current fiscal year, and may continue to incur losses thereafter. There can be no assurance that the Company will ever achieve profitability in the future or maintain profitability, if achieved, on a consistent basis. Moreover, the Company has entered into a five-year lease of a facility in Irvine, California, and has committed substantial capital, including approximately $12.6 million of the net proceeds of the Initial Public Offering, to provide that facility with significant production capability. Unless and until the Company achieves a significant level of sales of Boralyn(R) or Boralyn(R)-based products, the Company will have substantial production overcapacity and underabsorbed costs that would cause the Company to incur substantial operating losses.

         No Manufacturing Experience; Reliance on Manufacturing Facilities. The Company is only now developing internal manufacturing capacity and no experience in manufacturing its products in commercial quantities. The Company intends to manufacture a substantial portion of its products at its newly- leased facility in Irvine, California. The new facility, when fully equipped, will include sintering, casting (including soluble core) and extrusion capabilities, although there can be no assurance that these capabilities will be adequate for all of the Company's future fabrication requirements, or, on the other hand, that the Company will be able to fully utilize the plant's capacity. The manufacturing process for Boralyn(R) utilizes high temperature and high pressure processes and may be subject to volatile chemical reactions. A mechanical or human failure or unforeseen condition, including natural disasters such as earthquakes, characteristic of Southern California, could result in temporary interruption of the Company's manufacturing capacity. Moreover, the Company's manufacturing operations will use certain equipment which, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of the Company's manufacturing operations. Although the Company has obtained business interruption insurance with coverage for lost profits and out-of-pocket expenses of $1.0 million per occurrence, and presently maintains and intends to continue to maintain other property and casualty coverage that it believes to be adequate, any extended interruption of operations at the Company's manufacturing facility would have a material adverse effect on the business of the Company.

         Rapid Technological Change and New Product Development. The Company operates in a rapidly evolving field -- advanced composite materials -- that is likely to be affected by future technological developments. The Company's ability to anticipate changes in technologies, markets and industry trends and to develop and introduce new and enhanced products on a timely basis will be a critical factor in its ability to grow and remain competitive. There can be no assurance that new products will be completed or that any new products can be marketed successfully. In addition, the anticipated development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions. Moreover, the Company expects that it will devote substantial resources to research and development efforts. The costs of those efforts will be expensed as they are incurred, notwithstanding that the benefits, if any, from the Company's research and development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods.

         In order to realize the benefits of Boralyn(R), hard disk drive manufacturers will have to modify existing hard disk drive designs. The Company believes that hard disk drive manufacturers will be motivated to modify or introduce new hard disk drive designs only after a substantial testing period and significant marketing efforts by the Company. The Company expects to incur substantial expenses in connection with those testing and marketing efforts, and anticipates ultimately that disks based on Boralyn(R) will be accepted by hard disk drive manufacturers, if at all, only if such disks can be demonstrated to have superior characteristics and can be offered at competitive prices. Further, the Company expects that use of disks based on Boralyn(R) will commence with, and could be limited to, high-end computer hard disk drives, which constitute a small but significant percentage of the current market for computer hard disks.

         Dependence on Patents. The Company has obtained one United States patent that it believes provides protection for its proprietary Boralyn(R) technology and contains claims that cover the use of Boralyn(R), particularly in high-end sporting goods, as well as in certain other markets targeted by the Company. The Company has also filed additional patent applications, including divisional patent applications and continuation-in-part applications that stem from the Company's original patent application. The divisional patent applications relate to methods of fabricating Boralyn(R) and to bicycle frames that were disclosed in the original patent application. The continuation-in-part patent applications expand the scope of the claims in the original patent, and cover the Company's processes of fabricating Boralyn(R). Divisional patent applications and continuation-in-part patent applications generally are likely to complete the U.S. Patent Office review process on an expedited basis and, with respect to claims having a common subject matter with those in the original patent, are entitled to the date of filing of the original patent for purposes of considering patentability. The divisional patent application relating to bicycle frames was allowed in June 1996 and is expected to issue in March 1997. The divisional patent application relating to methods of fabricating Boralyn(R) was allowed in September 1996. There can be no assurance that the Company's pending continuation-in-part patent applications will continue to receive expedited review. New patent applications recently filed by the Company cover
(i) application of Boralyn(R) in neutron shielding, (ii) application of Boralyn(R) in computer hard disk drives and (iii) a new soluble core manufacturing method for Boralyn(R)-based structures. The Company is not aware of any reason why its pending applications should not be granted with claims that will provide coverage and, therefore, adequate protection for its anticipated business activities, although there can be no assurance in that regard. There can also be no assurance that the Company's existing patent and the divisional patent applications that were allowed, or any other patents that may be granted, will be valid and enforceable or provide the Company with meaningful protection from competitors. Further, there can be no assurance that any pending patent application will issue as a patent or that any claim thereof will provide protection against infringement. If the Company's present or future patent rights are ineffective in protecting the Company against infringement, the Company's marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe the Company's patent, the costs of enforcing the Company's patent rights may be substantial or even prohibitive. There can also be no assurance that the Company's future products will not infringe the patent rights of others or that the Company will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. The Company currently has only limited patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in certain foreign countries.

         Product Liability Risks. The Company faces an inherent business risk of exposure to product liability claims in the event that any of its products are alleged to be defective or cause harmful effects. The cost of defending or settling product liability claims may be substantial. The Company currently maintains and intends to continue to maintain product liability insurance coverage that it believes to be adequate. There can be no assurance that the Company will be able to obtain such insurance on acceptable terms in the future or that such insurance will adequately cover any claims.

         Dependence on Management. The Company's future success and profitability is substantially dependent upon the performance of its senior executives, including Robin A. Carden, the Company's founder and principal stockholder, and Walter R. Menetrey, its chief operating officer. Each of the Company's senior executives has an employment agreement with the Company and has a substantial equity interest in the Company through ownership of shares of Common Stock or the grant of options to purchase shares of Common Stock. The loss of Mr. Carden or Mr. Menetrey could have a material adverse effect on the Company. Moreover, the Company does not maintain key-man life insurance on any of its executives other than a $5.0 million policy on the life of Mr. Carden. The Company's future growth will also be dependent upon its ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. By reason both of its location and the nature of its business, the Company believes it will experience significant competition for qualified management, supervisory, engineering and other personnel. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth.

         Need for Additional Management Information Systems. The Company's existing management information and accounting systems are not designed for, and are likely to be inadequate to handle, information and accounting requirements arising from large-scale production of Boralyn(R) and future sales growth, should they materialize. A portion of the net proceeds of the Initial Public Offering have been allocated to procurement and installation of accounting and manufacturing production management software and related computer hardware designed for a large-scale manufacturing enterprise, which is being installed during the first half of 1997. There can be no assurance that such management information systems will be adequate for the Company's future needs.

         Competition. The materials industry is highly competitive. The Company competes in its chosen markets against several larger multi-national companies, all of which are well-established in those markets and have substantially greater financial and other resources than those of the Company. Competitive market conditions could adversely affect the Company's results of operations if it were required to reduce product prices to remain competitive or were unable to achieve significant sales of its products.

         Need for Future Capital. Future growth will be dependent, in part, upon the capital resources available to the Company from time to time. The Company's ability to obtain future debt financing will be dependent in part on the quality and amount of the Company's trade receivables and inventory. The Company believes that internally generated funds and cash on hand should satisfy the Company's anticipated capital needs for the next 21 to 24 months. However, there can be no assurance that those funds will be sufficient to support the Company's business strategy or that, if additional financing is required, it will be available in amounts and on terms satisfactory to the Company, if at all.

         Dependence on Trademarks for Current and Future Markets. The market for the Company's products is and will remain dependent upon the goodwill engendered by its trademarks and trade names. Trademark protection is therefore material to the Company's business. Although Boralyn(R) is registered in the United States, there can be no assurance that the Company will be successful in asserting trademark or trade name protection for its significant marks and names in the United States or other markets, and the costs to the Company of such efforts may be substantial.

         Dependence on Principal Suppliers. The Company presently purchases its principal raw material, boron carbide, from a limited number of suppliers, including one supplier that provides approximately 50% of the Company's present requirements. The Company's business would be materially and adversely affected if it were unable to continue to receive boron carbide at prices and on terms presently made available to it by its principal supplier. Although the Company believes that boron carbide is readily available from other suppliers, there can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis at prices and on terms deemed reasonable by the Company. The Company's business would be materially and adversely affected if it were unable to continue to receive boron carbide at prices and on terms comparable to those presently made available to it by its principal supplier.

         Possible Dependence on Significant Customers. In view of the very early stage nature of the Company's business, currently it has only a limited number of customers, each of whom is material to the Company's present results of operations. Even after the Company matures, however, certain customers may be material to the business, operations and future prospects of the Company. There can be no assurance that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or the Company being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers could have a material adverse effect on the business and operations of the Company. The Company currently has granted an exclusive world wide license covering metalwood golf club heads to Taylor Made, and is exclusively discussing other related products. Although the Company generally does not intend to enter into exclusive production or distribution arrangements with any customer, there may be circumstances in which the benefits offered by a proposed exclusive arrangement would justify the Company committing to an exclusive relationship as regards a product or product line for a period of months or years. However, there can be no assurance that the prospective benefits of such an exclusive relationship would, in fact, materialize, and the existence of exclusive relationships with one or more parties might prevent the Company from pursuing other market alternatives, with possible adverse results on future revenues and prospects.

         Quarterly Fluctuations in Operating Results. The Company's operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in the Company's products and personnel, the size and actual delivery dates of orders, and the timing of, and costs related to, any future acquisitions. The Company's operating results for any particular quarter are not necessarily indicative of any future results. The uncertainties associated with new product introduction and market trends may limit management's ability to forecast accurately short-term results of operations. Fluctuations caused by variations in quarterly operating results or the Company's failure to meet analyst's projections or public expectations as to operating results may adversely affect the market price of the Common Stock.

         Control by Certain Stockholders; Anti-takeover Provisions. Certain of the Company's present stockholders own a substantial majority of the outstanding shares of Common Stock. Consequently, those stockholders have the ability to elect all the Company's directors and to control the outcome of all other issues submitted to the Company's stockholders, and other stockholders do not have the ability to elect any of the Company's directors or to control the outcome of other matters submitted to the stockholders. Additionally, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. Although the Company has no present intention to issue shares of Preferred Stock, any issuance of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Certain provisions of Delaware law applicable to the Company may also discourage third-party attempts to acquire control.

         Shares Eligible for Future Sale. Future sales of shares of Common Stock by existing stockholders pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or otherwise, could have an adverse effect on the price of the shares of Common Stock. In addition, the Company has contractually granted certain of its existing stockholders, including, among others, Robin A. Carden, Walter R. Menetrey, M. Kingdon Offshore NV, Kingdon Associates, L.P., Kingdon Partners, L.P., Udi Toledano and Edelson Technology Partners III, certain registration rights. No prediction can be made as to the effect that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

         Possible Volatility of Stock Price. Trading volume and prices for the Common Stock could be subject to wide fluctuations in response to quarterly variations in operations, results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by the Company, including the sale or attempted sale of a large amount of securities in the public market, the registration for resale of any shares of Common Stock, and the effect on the Company's earnings of existing or future equity-based compensation awards to management.

2.       PROPERTIES.

         The Company leases its new facility in Irvine, California, under a five-year lease entered into in June 1996 and expiring in August 2001, with a five-year renewal option. The 48,000 square foot, primarily single story facility, is located on a three-acre site at 16761 Hale Avenue in Irvine in an industrial park with close proximity to truck, rail and air (John Wayne Airport, a major regional airport in Orange County) connections and a highly trained labor pool. Of the total 48,000 square foot area of the facility, approximately 10,000 square feet are for office space and approximately 38,000 square feet are for manufacturing operations dedicated to Boralyn(R) ingot manufacturing, including powder consolidation and sintering (approximately 10,000 square feet), extrusion of tubes and other shapes (approximately 8,000 square feet), die casting (approximately 8,000 square feet), and secondary processes and warehousing.

         The facility is designed for expansion of capacity to match future needs over the next several years, with additional warehousing to be leased at a nearby location, if required. There can be no assurance that these facilities will be adequate for all of the Company's future fabrication requirement, or, alternatively, that the Company will be able to fully utilize the capacity of its new facility. The Company believes the new facility will be adequate for its contemplated needs.


3.       LEGAL PROCEEDINGS.

         There are no material legal proceedings pending or, to the Company's best knowledge, presently threatened against the Company. See Note 7 to the Company's Financial Statements filed as part of this Report.


4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1996.


                                     PART II


5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's common stock is listed for quotation under the symbol "ALYN," on the National Market of The Nasdaq Stock Market, Inc. The following table sets forth the high and low per share bid prices for the Company's common stock for each quarterly period since the Company's initial public offering on October 22, 1996.

                                  Common Stock
Calendar Year                   High         Low
1996
Fourth Quarter                   16           10

         As of March 14, 1997, there were approximately 400 holders of record of the Company's common stock.

         The Company does not anticipate paying any dividends on its common stock in the foreseeable future. The Company presently intends to retain its earnings, if any, to finance the development of its business. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such factors as it deems relevant at the time. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business.

6.       SELECTED FINANCIAL DATA.

(In thousands, except per share data)



                                                     Alyn                                      Old Alyn
                                               -----------------
                                                                  -----------------------------------------------------------------
                                                  Period from      Period from
                                                    May 2,         January 1,
                                                    1996 to          1996 to                  Years ended December 31,
                                                  December 31,         May 1,       -----------------------------------------------


                                               -----------------  ---------------
                                                     1996             1996          1995          1994          1993           1992
                                               -----------------  ---------------  -----------  -------------  ----------- --------
                                                                                                                        (Unaudited)
Statements of Operations Data:


Net revenue                                                 $90             $104        $319           $309         $540       $377

                                               -----------------  --------------  ------------  -------------  ----------- --------

Costs and expenses:

         Cost of goods sold                                  80               34         203             92          265        273

         Establishment of manufacturing
          facilities                                        262

         General and administrative expenses              1,257               53         219            352          259         53

         Selling and marketing                              587               23          52            143          114         32

         Research and development                           283                7          79            180           24         19

                                               -----------------  --------------  ------------  -------------  ----------- --------

             Total costs and expenses                     2,469              117         553            767          662        377

                                               -----------------  --------------  ------------  -------------  ----------- --------

                         Operating loss                 (2,379)             (13)       (234)          (458)        (122)          0

Other income (expense), net                                 141              (2)        (10)           (11)          (3)          0

                                               -----------------  --------------  ------------  -------------  ----------- --------

Loss before provision for income taxes                  (2,238)             (15)       (244)          (469)        (125)          0


Provision for income taxes                                    1                1           1              1            1          1

                                               -----------------  --------------  ------------  ------------  ------------ --------

Net loss                                               ($2,239)            ($16)      ($245)         ($470)       ($126)       ($1)

                                               =================  ==============  ============  ============  ============ ========

Per Share Data:


Net loss per share                                      ($0.25)

                                               =================

Weighted average number of common shares
outstanding                                               8,800
                                               =================


Proforma net loss(1)                                                        (42)      ($322)

                                                                  ==============  ===========

Pro forma net loss per share(2)                                          ($0.01)     ($0.04)

                                                                  ==============  ===========

Pro forma weighted average common shares
outstanding(2)                                                             8,000       8,000
                                                                  ==============  ===========




Balance Sheet Data:                                                      1996          1995          1994         1993         1992
                                                                         ----          ----          ----         ----         ----
                                                                                                                        (Unaudited)
Working capital (deficit)                                             $23,494         ($382)         ($133)        $18         $145

Total assets                                                           32,203           128            193         219          198

Long-term obligations                                                       0           128            128         128          128

Total stockholders' equity (deficit)                                   31,066          (490)          (245)        (99)          26




(1) The pro forma financial information includes the amortization of intangible assets. The general and administrative expenses do not reflect the amortization of intangible assets of $77,000 and $26,000 for the year ended December 31, 1995 and the Period from January 1, 1996 to May 1, 1996, respectively.

(2) The pro forma net loss per share and the weighted average common shares outstanding reflect the merger of Old Alyn with AC Acquisition Corp. and the issuance of 0.02611 shares of common stock in exchange for each issued and outstanding share of common stock of Old Alyn, and an 80-for-one stock split.

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology for the application of boron carbide in combination with aluminum, under the name Boralyn(R). The Company applied for a patent regarding Boralyn(R) in January 1994, and the patent was granted in January 1996. In the fourth quarter of 1993 and in 1994, the Company sold Boralyn(R) tubes, as well as Boralyn(R) prototype cast parts, with a large portion of the Boralyn(R) sales in each of 1993 and 1994 being production tubes for one bicycle manufacturer. In 1995, the Company stopped supplying that manufacturer in order to pursue what it considered to be more promising marketing alternatives. In 1995 and 1996, Boralyn(R) sales were primarily the result of prototype orders. In September 1996, the Company and Taylor Made entered into an agreement which provides for the production and purchase of Boralyn(R) based metalwood golf club heads through June 30, 1999, and an exclusive license through that date should specified minimum volume requirements be met. Under the agreement, Taylor Made is working with the Company to develop club head designs, molds, manufacturing, tooling, and production and promotional programs in order to permit deliveries of Boralyn(R)-based metalwood golf club heads for sale in the second half of 1997. Taylor Made has placed its first purchase order covering $2.25 million of metalwood golf club heads. No production revenues for Boralyn(R) have been recognized since late 1994, and none are anticipated prior to the third quarter of 1997. The Company does not expect to achieve significant sales of Boralyn(R) prior to the second half of 1997, and there can be no assurance that any significant sales will be achieved. The Company was unprofitable through 1996, expects to incur a loss for 1997 as a result of start-up expenses in anticipation of production orders, and may incur additional losses thereafter.

Results of Operations

         For purposes of comparison with the year ended December 31, 1995, the results of operations for the period from January 1, 1996 through May 1, 1996 and the period from May 2, 1996 through December 31, 1996 have been aggregated.

         Total revenue for 1996 decreased 39.2% to $194,000 from $319,000 in 1995. The decrease was primarily the result of the Company's decision, following the grant in January 1996 of the patent for Boralyn(R), to focus its efforts on sales of Boralyn(R)-based products and, in anticipation of receiving additional private and public financing later in 1996, to reduce its efforts to sell boron carbide powders and ceramic products, which it had pursued in the past in order to generate cash. In 1995, total revenue increased 3.2% to $319,000, compared with $309,000 in 1994. The increase reflected a slight increase in Boralyn(R) sales, as well as an increase in sales of boron carbide powders and ceramic products.

         Cost of goods sold decreased 43.8% to $114,000 in 1996 from $203,000 in 1995, reflecting the reduction in revenues. Cost of goods sold decreased as a percentage of total revenue to 58.8% in 1996 from 63.6% in the prior year. The decrease was primarily attributable to the change in product mix to include a greater proportion of higher margin Boralyn(R) product sales. In 1995, cost of goods sold increased 120.7% to $203,000 compared with $92,000 in 1994. Cost of goods sold increased as a percentage of total revenue to 63.6% in 1995 from 29.8% in the prior year. The increase was primarily attributable to the price of boron carbide, which adversely affected the margins on sales of boron carbide powder.

         Expenses for the establishment of manufacturing facilities of $262,000 were incurred in 1996. There were no expenses incurred during the prior year. The expenses were incurred for the addition of manufacturing management and related pre-operating costs as the Company built infrastructure and installed machinery and equipment to produce its Boralyn(R) products. These expenses are expected to increase in the next few quarters to support the Company reaching normal production levels.

         General and administrative expenses increased 498.2% to $1,310,000 in 1996 from $219,000 in 1995. As a percentage of total revenue, general and administrative expenses increased to 675.3% in 1996 from 68.7% in the prior year. The increase was primarily the result of the additional staff, including recruiting and moving costs, legal services and other administrative costs. These expenses are expected to increase substantially in the next several quarters to support anticipated growth in the Company's business activities. In 1995, general and administrative expenses decreased 37.8% to $219,000, compared with $352,000 in 1994. The decrease in expenses was primarily a result of expense reduction efforts to conserve cash.

         Selling and marketing expenses increased 1,073.1% to $610,000 in 1996 from $52,000 in 1995. As a percentage of total revenue, selling and marketing expenses increased to 314.4% in 1996 from 16.3% in the prior year. This increase was the result of increased sales staff, including specialists in sporting goods, computers, and transportation industries, marketing staff and an increase in marketing expenses incurred in the start-up marketing efforts for Boralyn(R) products. Such expenses are expected to increase substantially over the next several quarters following the year ended December 31, 1996, as Boralyn(R)-related marketing and sales activities increase. In 1995, selling and marketing expenses decreased 63.6% to $52,000, compared with $143,000 in 1994. The decrease in expenses was primarily a result of a reduction in selling expenses as the Company reduced expenditures to conserve cash.

         Research and development expenses increased 267.1% to $290,000 in 1996 from $79,000 in 1995. As a percentage of total revenue, research and development expenses increased to 149.5% in 1996 from 24.8% in the prior year. This increase was primarily the result of increased research staff and ongoing development programs. The Company expects research and development related personnel expenses and other research and development expenses to increase substantially in 1997 and thereafter, as the Company expands ongoing development programs. In 1995, research and development expenses decreased 56.1% to $79,000, compared with $180,000 in 1994. The decrease in expenses was primarily a result of the lower level of product development contracts, and a reduction in research and development efforts in order to conserve cash.

         As a result of the foregoing factors, loss before provision for income taxes increased 823.4% to $2,253,000 in 1996 from a loss of $244,000 in 1995, compared with a decrease in 1995 of 48.0% from a loss of $469,000 in 1994.

Liquidity and Capital Resources

         On October 22, 1996, the Company completed an initial public offering of 2,750,000 shares of its common stock at a price of $13.50 per share, which generated net proceeds to the Company of approximately $33.3 million after underwriting discounts and offering expenses. Alyn intends to use the net proceeds as follows: (i) approximately $12.6 million for capital expenditures for new production facilities, equipment and tooling, and for management information systems, and (ii) approximately $3.0 million for marketing activities, with the remaining net proceeds to be utilized for working capital and general corporate purposes. The Company used approximately $4.7 million of net proceeds from the initial public offering for repayment of the credit facility from certain stockholders and related accrued interest. The Company has invested approximately $5.1 million in new machinery and equipment and production facilities, and has made deposits for an additional $1.7 million in machinery and equipment. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in interest-bearing high quality short-term investment grade securities and government securities.

         The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its Boralyn(R) products, their acceptance in the market, and the costs and timing of growth in sales, marketing and manufacturing activities.


8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 for a list of the Alyn Corporation Financial Statements and Schedules and Supplementary Information filed as part of this report.


9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                                     PART III


10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 2, 1997.

Directors and Executive Officers of the Company

         The Directors and executive officers of the Company and their ages are as follows:



                  Name                        Age                                    Position
                  ----                        ---                                    --------
Robin A. Carden..........................      39      President, Chief Executive Officer and a Director
Walter R. Menetrey.......................      63      Executive Vice President, Chief Operating Officer and a
                                                       Director
Phillip R. Gustavson.....................      52      Vice President, Finance and Administration
Harry Edelson............................      60      Director
Michael Markbreiter......................      35      Director
Udi Toledano.............................      46      Chairman of the Board and a Director



         The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below.

         Robin A. Carden is the founder of the Company and has been the President, Chief Executive Officer and a Director since its formation in 1990. Prior to 1990, Mr. Carden was employed by Ceradyne Inc., a company engaged in the development and production of advanced ceramics products, as Senior Sales Engineer, and was engaged in developing civilian applications for advanced ceramics products originally developed for military use. Mr. Carden graduated from Long Beach State University with a Bachelor of Science degree. A number of United States patents have been issued to Mr. Carden.

         Walter R. Menetrey has been the Executive Vice President, Chief Operating Officer and a Director of the Company since May 1996. From August 1992 to April 1996, he worked as an independent management consultant to numerous companies engaged in, among other things, the security and software industries. Prior to July 1992, Mr. Menetrey was Chief Executive Officer of Meret, Inc., a company engaged in the manufacture and sale of fibre optics communication equipment. In July 1995, Mr. Menetrey filed for personal bankruptcy under Chapter 7 of the Bankruptcy Code, and Mr. Menetrey was granted a discharge of the claims of certain creditors pursuant to Section 727 of the Bankruptcy Code in November 1995. Mr. Menetrey received a Bachelor of Science degree in Physics and a Master of Science degree in Electrical Engineering from the California Institute of Technology.

         Phillip R. Gustavson has been the Vice President, Finance and Administration, of the Company since June 1996. From March 1995 to June 1996, Mr. Gustavson was the Corporate Controller for PIA Merchandising, Co., Inc., a public company engaged in the retail merchandising services industry. From March 1993 to December 1994, he was the Chief Financial and

Administrative Officer of Aztec Toys, Inc., a toy manufacturing company. Prior to September 1992, he was the Vice President (Finance and Administration) of Geneva Capital Markets, Inc., a private investment company. Mr. Gustavson is a Certified Public Accountant.

         Harry Edelson has been a Director of the Company since May 1996. Mr. Edelson has been the Managing Partner of Edelson Technology Partners, a venture capital fund that is an affiliate of Edelson Technology Partners III, a principal stockholder of the Company, for more than ten years. Edelson Technology Partners and its related funds have invested in more than 70 companies involved in a wide range of technologies, including telecommunications, computers, semiconductors, specialty chemicals, environmental and publishing, with a focus on funding technologies that could assist its corporate partners. Mr. Edelson was a financial analyst for over 12 years, covering technology companies for Merrill Lynch & Co., Drexel Burnham Lambert and First Boston Corporation. He has consulted for dozens of companies and is a frequent speaker and contributor to leading business magazines in Europe, Asia and the United States.

         Michael Markbreiter has been a Director of the Company since May 1996. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

         Udi Toledano has been a Director of the Company since May 1996 and Chairman of the Board since January 1997. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993. Prior to that he was the President of CR Capital Inc., a private investment company, for more than five years. He has been an advisor to various public and private corporations, none of which competes with the Company. Since May 1996, Mr. Toledano has been a Director of HumaScan Inc., a public medical device company, and since April 1995, he has been a Director of Global Pharmaceutical Corporation, a public generic pharmaceutical manufacturing company. Since July 1994, Mr. Toledano has been a Director of Universal Stainless & Alloy Products, Inc., a public specialty steel producing company, and since January 1993, he has been a Director of Pudgie's Chicken, Inc., a public national fast food chain.

         All Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Messrs. Edelson, Markbreiter and Toledano were elected as Directors of the Company pursuant to the terms of a Stockholders' Agreement, dated as of May 1, 1996 (the "Stockholders' Agreement"), by and among the Company and certain stockholders of the Company. The voting arrangements in the Stockholders' Agreement terminated upon the consummation of the Offering.


11.      EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 2, 1997.

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 2, 1997.


13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 2, 1997.

                                                      PART IV


14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.

         (a)      Documents Filed with this Report.

                  The following documents are filed as part of this report.

         1.       Financial Statements

                  The financial statements listed in the accompanying List of Financial Statements covered by Report of Independent Auditors.

         2.       Financial Statement Schedules

                  None.

         3.       Exhibits


         Exhibit
         Number     Description

         3.1*       Restated Certificate of Incorporation of the Registrant.
         3.2*       By-Laws of the Registrant.
         4.1*       Specimen Copy of Stock Certificate for shares of common stock.
         4.2*       Stockholders Agreement, dated as of May 1, 1996, by and among the
                    Company and certain stockholders of the Registrant.
         10.1*      1996 Stock Incentive Plan of the Registrant.
         10.2*      Employment Agreement between the Company and Robin A. Carden, dated as of April 1, 1996, as amended by Amendment Number
                    One, dated as of April 30, 1996.
         10.3*      Form of Employment Agreement between the Company and certain senior executives.
         10.4*      Lease, dated as of June 12, 1996, between the
                    Registrant and Taylor- Longman, with respect to
                    premises at 16761 Hale Avenue, Irvine, California.
         10.5*      Sale of Goods Agreement and Exclusive License, dated as of September 10,
                    1996, by and between Taylor Made Golf Company, Inc. and the Registrant
                    (for which confidential treatment has been granted with respect to certain provisions).
         27.1       Financial Data Schedule for the year ended December 31, 1996.
         99.1*      U.S. Patent Number 5,496,223, dated January 23, 1996.


         (b)      Reports on Form 8-K.

                  The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1996.
         ---------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File no. 333-09143) and any amendments thereto.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALYN CORPORATION

                                  By:    /s/ Robin A. Carden
                                         ------------------------------------
                                         Robin A. Carden, President and Chief
                                         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   Signature                                      Title                                      Date


/s/ Robin A. Carden
-----------------------------------------------        President, Chief Executive                          March 18, 1997
Robin A. Carden                                        Officer and Director (principal
                                                            executive officer)


/s/ Phillip R. Gustavson                               Vice President, Finance and                         March 18, 1997
-----------------------------------------------        Administration (principal
Phillip R. Gustavson                                     financial and accounting
                                                                 officer)

/s/ Walter R. Menetrey                                 Executive Vice President, Chief                     March 18, 1997
-----------------------------------------------        Operating Officer and Director
Walter R. Menetrey



/s/ Harry Edelson                                                Director                                  March 19, 1997
-----------------------------------------------
Harry Edelson



/s/ Michael Markbreiter                                          Director                                  March 18, 1997
-----------------------------------------------
Michael Markbreiter



/s/ Udi Toledano                                       Chairman of the Board and a Director                March 19, 1997
-----------------------------------------------
Udi Toledano




                             Form 10-K Item 14(a)(1)
                                ALYN CORPORATION
                          LIST OF FINANCIAL STATEMENTS




The following Finanical Statements of Alyn Corporation are included in Item 8:
                                                               Page

Report of Independent Accountants..........................    F-2
Balance Sheet..............................................    F-3
Statement of Operations....................................    F-4
Statement of Stockholders' Equity (Deficit)................    F-5
Statement of Cash Flows....................................    F-6
Notes to Financial Statements..............................    F-7



Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


                                       F-1

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Alyn Corporation

     We have audited the accompanying balance sheet of Alyn Corporation (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and of cash flows for the period from May 2, 1996 through December 31, 1996. We have also audited the accompanying balance sheet of Old Alyn as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit) and of cash flows of Old Alyn for the two years ended December 31, 1995 and for the period from January 1, 1996 through May 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Company at December 31, 1996 and Old Alyn at December 31, 1995, and the results of operations and cash flows of the Company and of Old Alyn for the periods described in the first paragraph above, in conformity with generally accepted accounting principles.




PRICE WATERHOUSE LLP
Costa Mesa, California
February 20, 1997

                                ALYN CORPORATION
                                  BALANCE SHEET


                                                                              Alyn                     Old Alyn
                                                                          December 31,               December 31,
                                                                              1996                       1995
                                                                             ------                     -----

                                     ASSETS

Current assets:

  Cash and cash equivalents                                                      $24,411,000                  $77,000

  Accounts receivable, net of allowance for doubtful
    accounts of $4,000 at December 31, 1996                                           57,000                   15,000

  Inventories                                                                         41,000                   16,000

  Other current assets                                                               122,000
                                                                   ----------------------------   --------------------

                     Total current assets                                         24,631,000                  108,000


Equipment, furniture and fixtures, net                                             5,027,000                    3,000

Other assets                                                                       1,771,000

Intangible assets, net of accumulated amortization
  of $56,000 at December 31, 1996                                                    774,000                   17,000
                                                                   ----------------------------   ---------------------

                                                                                 $32,203,000                 $128,000
                                                                   ============================   =====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

  Accounts payable                                                                  $945,000                  $64,000

  Accrued and other current liabilities                                              192,000                  426,000
                                                                   ----------------------------   ----------------------

                     Total current liabilities                                     1,137,000                  490,000


Note payable to stockholder                                                                                   128,000


Commitments and contingencies (Note 8)


Stockholders' equity (deficit)

  Alyn:

    Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding

    Common stock, $0.001 par value; 20,000,000 shares
           authorized; 10,750,000 shares issued and
           outstanding                                                                11,000

    Additional paid-in-capital                                                    33,294,000

  Old Alyn:

    Common stock, Class A, no par value; 10,000,000
           shares authorized; 1,700,000 shares issued
           and outstanding                                                                                      1,000

    Common stock, Class B, no par value; 10,000,000
           shares authorized; 300,000 shares issued and
           outstanding                                                                                        325,000

  Accumulated deficit                                                            (2,239,000)                (816,000)
                                                                   ------------------------------     -------------------

    Total stockholders' equity (deficit)                                          31,066,000                (490,000)
                                                                   ------------------------------     -------------------

                                                                                 $32,203,000                 $128,000
                                                                   ==============================     ===================


                 See accompanying notes to financial statements.



                                ALYN CORPORATION
                             STATEMENT OF OPERATIONS



                                                            Alyn                                          Old Alyn
                                                 ------------------------ ----------------------------------------------------------

                                                         Period from      Period from
                                                           May 2,         January 1,
                                                           1996 to          1996 to
                                                        December 31,        May 1,                     Year ended December 31,
                                                 ------------------------  ---------------  ---------------------------------------

                                                            1996             1996                      1995               1994
                                                 ------------------------  --------------  --------------------   ----------------

Net sales                                                        $25,000      $104,000                $261,000           $309,000

Contract revenue                                                  65,000                                58,000
                                                 ------------------------  ------------  ----------------------   ----------------

  Total revenue                                                   90,000       104,000                 319,000            309,000
                                                 ------------------------  ------------  ----------------------   ----------------


Costs and expenses:

  Cost of goods sold                                              80,000        34,000                 203,000             92,000

  Establishment of manufacturing
           facilities                                            262,000

  General and administrative
           expenses                                            1,257,000        53,000                 219,000            352,000

  Selling and marketing                                          587,000        23,000                  52,000            143,000

  Research and development                                       283,000         7,000                  79,000            180,000
                                                 --------------------------  -----------  ---------------------   ----------------

           Total costs and expenses                            2,469,000       117,000                 553,000            767,000
                                                 --------------------------  -----------  ---------------------   ----------------
           Operating loss                                    (2,379,000)      (13,000)                (234,000)          (458,000)


Interest expense                                               (141,000)       (3,000)                 (12,000)           (12,000)

Other income                                                     282,000         1,000                   2,000              1,000
                                                 --------------------------  ---------  -----------------------   ----------------


Loss before provision for
  income taxes                                               (2,238,000)    (15,000)                (244,000)          (469,000)


Provision for income taxes                                         1,000       1,000                   1,000              1,000
                                                 --------------------------  ---------  ----------------------   ----------------


Net loss                                                    ($2,239,000)     ($16,000)               ($245,000)         ($470,000)
                                                 ==========================  ===========  ====================   ================


Net loss per share                                                 ($0.25)
                                                 =========================


Weighted average number of common
  shares outstanding (Note 1)                                  8,800,205
                                                 =========================


Unaudited pro forma data (Notes 1 and 3):

Pro forma net loss                                                           ($42,000)               ($322,000)
                                                                             =========      ====================


Pro forma net loss per share                                                   ($0.01)                  ($0.04)
                                                                             =========      ====================


Pro forma weighted average
  number of common shares
  outstanding (Note 1)                                                      8,000,000                8,000,000
                                                                            =========       ====================



                 See accompanying notes to financial statements.

                                       F-4



                                ALYN CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                     Common Stock                                Common Stock, Class A



                                            -----------------------------------         ----------------------------------------

                                              Shares             Amount                         Shares              Amount
Old Alyn (Notes 1 and 5)


Balance at December 31, 1993                   1,000              $1,000

  Sale of common stock warrant

  Exchange of shares of common
    stock for shares of common
    stock, Class A                           (1,000)             (1,000)                       1,700,000           $1,000

  Issuance of common stock,
    Class B

  Net loss
                                           -------------------------------         ----------------------------------------

Balance at December 31, 1994                                                                   1,700,000            1,000

  Net loss
                                           -------------------------------         ----------------------------------------

Balance at December 31, 1995                                                                   1,700,000            1,000

  Repurchase of common stock

  Net loss
                                           -------------------------------         ----------------------------------------

Balance at May 1, 1996                     --                 --                               1,700,000           $1,000
                                           ===============================         ========================================


------------------------------------------------------------------------------------------------------------------------------------

                                                    Preferred Stock                                   Common Stock

                                            -----------------------------------         ----------------------------------------

                                              Shares             Amount                         Shares              Amount

Alyn (Note 1)

  Issuance of common stock                      --                 --                               4,240,000           $4,000

  Common stock issued in exchange
    for Old Alyn common stock                                                                       3,760,000            4,000

  Common stock issued in initial
    public offering, net of offering costs                                                          2,750,000            3,000

  Net loss
                                            -----------------------------------         ----------------------------------------

Balance at December 31, 1996                    --                 --                              10,750,000          $11,000

                                            ===================================         ========================================





                                                                Common Stock, Class B
                                                                                                                Accumulated
                                                                                                                  Deficit

                                                     -------------------------------------------

                                                            Shares               Amount

Old Alyn (Notes 1 and 5)

Balance at December 31, 1993                                                                                     ($101,000)

  Sale of common stock warrant                                                    $75,000

  Exchange of shares of common
    stock for shares of common
    stock, Class A

  Issuance of common stock,
    Class B                                                 300,000               250,000

  Net loss                                                                                                        (470,000)
                                           -    -----------------------------------------------------------------------------

Balance at December 31, 1994                                300,000               325,000                         (571,000)

  Net loss                                                                                                        (245,000)
                                           -    -----------------------------------------------------------------------------

Balance at December 31, 1995                                300,000               325,000                         (816,000)

  Repurchase of common stock                              (200,000)             (217,000)                          (43,000)

  Net loss                                                                                                         (16,000)
                                           -    -----------------------------------------------------------------------------

Balance at May 1, 1996                     -                100,000              $108,000                        ($875,000)
                                           =    =============================================================================


----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additional
                                                                                 Paid-in                        Accumulated
                                                                                 Capital                          Deficit




Alyn (Note 1)

  Issuance of common stock                                                              $1,000

  Common stock issued in exchange
    for Old Alyn common stock                                                          (4,000)

  Common stock issued in initial
    public offering, net of offering costs                                          33,297,000

  Net loss                                                                                                          ($2,239,000)
                                                                         ---------------------------------------------------------

Balance at December 31, 1996                                                       $33,294,000                      ($2,239,000)

                                                                         =========================================================




                 See accompanying notes to financial statements.

                                ALYN CORPORATION
                             STATEMENT OF CASH FLOWS



                                                           Alyn                                       Old Alyn
                                                     -----------------------   ----------------------------------------------------
                                                     -----------------------   ----------------------------------------------------
                                                                                  Period
                                                        Period from                from
                                                        May 2, 1996             January 1,
                                                        to December               1996 to
                                                            31,                   May 1,                 Year ended December 31,
                                                           1996                    1996                   1995             1994

Cash flows from operating activities:
  Net loss                                                   ($2,239,000)         ($16,000)           ($245,000)       ($470,000)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                 111,000          1,000                2,000            3,000
    Provision for allowance for doubtful accounts                   2,000          8,000
    (Increase) decrease in operating assets
           and liabilities:
           Accounts receivable                                   (22,000)       (30,000)              (7,000)           50,000
           Inventories                                           (32,000)          7,000              138,000         (49,000)
           Other current assets                                 (122,000)
           Deferred offering costs                                             (128,000)
           Other assets                                       (1,624,000)
           Intangible assets                                     (60,000)        (1,000)              (6,000)          (6,000)
           Accounts payable                                       884,000        (4,000)               22,000          (7,000)
           Accrued and other current liabilities                (588,000)         94,000              158,000          126,000
                                                     -----------------------   ------------   ------------------     ------------

           Net cash provided by (used in)
             operating activities                            (3,690,000)       (69,000)               62,000          (353,000)
                                                     ------------------------  -------------   ------------------     ------------

Cash flows from investing activities:
  Capital expenditures                                        (5,075,000)        (4,000)                               (4,000)
                                                     -----------------------   -------------   ------------------     ------------

           Net cash used in investing activities              (5,075,000)        (4,000)                               (4,000)
                                                     -----------------------   -------------   ------------------     ------------

Cash flows from financing activities:
  Sale of common stock warrant                                                                                          75,000
  Issuance of Old Alyn common stock, Class B                                                                           250,000
  Proceeds from initial stock offering                         33,300,000
  Payment of stockholder note payable                           (128,000)
  Proceeds from stockholder credit facility                     4,650,000
  Repayment of stockholder credit facility                    (4,650,000)
                                                     -----------------------   -------------   ------------------     ------------

           Net cash provided by financing activities           33,172,000                                              325,000
                                                     -----------------------   -------------   ------------------     ------------

Net increase (decrease) in cash                                24,407,000       (73,000)               62,000         (32,000)
Cash at beginning of period                                         4,000         77,000               15,000           47,000
                                                     ------------------------  -----------   ------------------     ------------

Cash at end of period                                         $24,411,000         $4,000              $77,000          $15,000
                                                     ========================  ===========   ==================     ============

Supplemental cash flow information:
  Cash paid during the period for income taxes                     $1,000            $1,000               $1,000           $1,000
                                                     ========================  ============   ==================     ============

  Cash paid during the period for interest                       $144,000                --                   --               --
                                                     ========================  ============   ==================     ============

Noncash investing and financing activities:
  Liability recorded for repurchase of common
    stock from stockholder                                                         $260,000

                                                                          ===================



                 See accompanying notes to financial statements.

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Description of business and summary of significant accounting policies

  Description of business
         Alyn Corporation (Alyn or the Company) was incorporated in Delaware on April 9, 1996. In May 1996, the Company acquired Alyn Corporation (Old Alyn), a California corporation, whereby all of the 1,800,000 outstanding shares of common stock of Old Alyn were exchanged at a ratio of 2.1-to-one for 3,760,000 shares of common stock of the Company (0.02611-to-one for 47,000 shares pre-split discussed below). Subsequent to the acquisition, Old Alyn stockholders owned forty-seven percent of Alyn. As a result of the change in control of Old Alyn, the acquisition was accounted for as a purchase.
         Alyn designs, develops, manufactures and markets industrial and consumer products utilizing its proprietary advanced metal matrix composite materials. Old Alyn had developed technology, for which it obtained a patent in January 1996, for the application of Boron Carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn(R).
         On October 22, 1996, the Company completed its initial public offering of 2,750,000 shares of common stock at a price of $13.50 per share. The Company received net proceeds of approximately $33.3 million after underwriting discounts and offering expenses. Subsequently, in October 1996, approximately $4.7 million of net proceeds from the initial public offering were used for repayment of principal, accrued interest thereon and all other amounts owing with respect to a credit facility provided by stockholders, and the credit facility was terminated.
         In July 1996, the Company's Board of Directors amended its Articles of Incorporation to increase the number of shares authorized of common stock from 110,000 to 20,000,000 and to authorize 5,000,000 shares of preferred stock and declared an 80-for-one split of its common stock. All share amounts presented for Alyn and loss per share data for Old Alyn have been adjusted to give retroactive effect for this split.

Summary of accounting policies

  Inventories
         Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out cost basis.

  Equipment, furniture and fixtures
         Equipment, furniture and fixtures, including tooling, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of individual assets, which range from 18 months to 10 years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the life of the improvement or the term of the related lease.

                                ALYN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


  Intangible assets
         Intangible assets consisting of patents for the Boralyn(R) technology and goodwill are amortized on a straight-line basis over the estimated economic life of 10 years. Intangible assets are periodically reviewed for impairment to ensure that they are fairly stated. The Company reviews the recoverability of intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value, less cost to sell.

  Revenue
         The Company recognizes sales of product at the time of shipment. Contract revenue of $65,000 in 1996 was recognized as the related research and development costs of $39,000 were incurred. Contract revenue of $58,000 in 1995 was recognized as the related research and development costs of $58,000 were incurred. Amounts received prior to performance are classified as customer advances and recognized as earned. The Company performs on-going credit evaluations and maintains reserves for potential credit losses. Amounts not collected subsequent to December 31, 1995 and 1994 were written-off.
         In 1996, two customers accounted for 38% of product sales, individually 19% and 19%. In 1995, two customers accounted for 54% of product sales, individually 40% and 14%. In 1994, two customers accounted for 47% of product sales, individually 31% and 16%.

  Research and development
         Expenditures for research and development costs are charged to expense as incurred.

  Net loss per share
         Net loss per share is based upon the number of weighted average of common stock shares outstanding during the period from May 2, 1996 to December 31, 1996 after giving retroactive effect to the 80-for-one stock split.

  Pro forma net loss and net loss per share
         Pro forma net loss per share is based upon the number of weighted average of common stock shares outstanding during the year ended December 31, 1995 and the period from January 1, 1996 to May 1, 1996, after giving retroactive effect for the acquisition of Old Alyn, assuming the change from an S to C-Corporation tax status as a result of the acquisition, and the 80-for-one stock split. The effect on net loss per share of the acquisition is to increase the net loss by $77,000 and $26,000 for goodwill amortization for the year ended December 31, 1995 and the period from January 1, 1996 to May 1, 1996, respectively, and to increase the weighted average shares outstanding by 3,760,000 (post-split). The effect of the change in tax status was not material. Historical net loss per share of Old Alyn has not been presented for all periods as such is not deemed meaningful.

  Use of estimates in the preparation of financial statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                                ALYN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

  Concentrations of credit risk
         The Company sells its products and services to various companies across several industries, and therefore management believes that no material concentrations of credit risk exist.

  Cash and cash equivalents
         Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with a remaining or original maturity of three months or less when purchased.

  Fair value of financial instruments
     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities. These financial instruments are stated at current value which approximates fair value.

  Long-lived assets
         The Financial Accounting Standards Board ("FASB") issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121") which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 was adopted January 1, 1996 and did not have a material impact on the Company's financial position, results of operations or liquidity.

                                ALYN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


2.       Balance sheet components

                                                                            Alyn                       Old Alyn
                                                                                        December 31,
                                                                            1996                         1995
Inventories:
                  Raw materials                                             $         24,000       $      6,000
                  Finished goods                                                      17,000             10,000
                                                                            ----------------       ------------
                                                                            $         41,000       $     16,000
                                                                            ================       ============

Equipment, furniture and fixtures:
                  Machinery, equipment and tooling                          $         42,000       $      2,000
                  Furniture and office equipment                                     656,000             11,000
                  Leasehold improvements                                               2,000              2,000
                  Construction in progress -
                           Machinery and equipment                                 2,055,000
                           Leasehold improvements                                  2,339,000
                                                                                   5,094,000             15,000

                  Less:    accumulated depreciation and
                           amortization                                              (67,000)           (12,000)
                                                                            ----------------       -------------
                                                                            $      5,027,000       $      3,000
                                                                            ================       ============

Other assets
                  Deposits on machinery and equipment                       $      1,702,000
                  Other                                                               69,000
                                                                            ----------------       ----------
                                                                            $      1,771,000       $     --
                                                                            ================       ==========

Accrued and other current liabilities:
                  Accrued compensation                                                             $    255,000
                  Accrued professional fees                                 $         82,000             73,000
                  Customer advance                                                                       40,000
                  Other                                                              110,000             58,000
                                                                            ----------------       ------------
                                                                            $        192,000       $    426,000
                                                                            ================       ============


3.       Income taxes

         The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of all assets and liabilities at the current expected income tax rates. Deferred tax assets and liabilities are not material to the financial position of the Company at December 31, 1996 and 1995, with the exception in 1996 of the net operating loss carryforward of $918,000 against which a full valuation allowance was recorded. In 1994, Old Alyn elected to become an S-Corporation for federal and California income tax purposes. As a result of these elections, federal and California tax attributes of Old Alyn

                                ALYN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)


passed to the Old Alyn stockholders. Alyn is a C-Corporation for income tax purposes and is taxed accordingly. The provision for income taxes in each of the three years ended December 31, 1994, 1995 and 1996 is comprised primarily of the annual minimum California franchise tax.

4.       Note payable to stockholder

         At December 31, 1995, Old Alyn had an unsecured note payable due to a stockholder of $128,000. In May 1996, the outstanding principal and accrued interest were paid to the stockholder.

5.       Stock transactions - Old Alyn

         In June 1994, Old Alyn's Articles of Incorporation were amended authorizing 10,000,000 shares of Series A common stock and 10,000,000 shares of Series B common stock. The stockholders of Old Alyn exchanged their existing shares of common stock for 1,700,000 shares of Series A common stock. Old Alyn received $75,000 cash in exchange for an option to acquire Series B common stock of Old Alyn. Pursuant to this option agreement, Old Alyn issued 300,000 shares of the new Series B common stock for an additional $250,000 in cash.

         In April 1996, Old Alyn executed an agreement to repurchase 200,000 shares of the Series B common stock for $260,000 in cash. The cash was paid to the stockholder in May 1996.

6.       Related party transactions

         The Company paid $100,000 in 1996 to a firm managed by the Chairman of the Board for sales, marketing and consulting services.

7.       Stock options

         In July 1996, the Company established a stock incentive plan for key employees, non-employee directors and consultants to the Company who are expected to contribute to the Company's future growth and success. Under the plan, the Company may grant options with respect to a maximum of 1,000,000 shares of common stock. The options will be granted at not less than fair market value and vest ratably over a three-year period with the exception of certain non-employee director options that will be fully vested at the date of grant. No award may be granted under the plan after June 30, 2006. In October 1996, the Company granted options for the purchase of 383,000 shares of common stock at the initial public offering price, all of which were outstanding at December 31, 1996. Of the options outstanding at December 31, 1996, 25,000 options with an exercise price of $13.50 were exercisable. At December 31, 1996, there were 617,000 shares of common stock reserved under the plan for the future granting of stock options.

          As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS NO. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's incentive stock plan in accordance with SFAS No. 123, net loss would have been increased by $167,000 ($0.02 per share) in 1996. As required by SFAS No. 123, the

                                ALYN CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996: historical dividend yield of 0.0%; an expected life of five years; historical volatility of 58.09% and a risk-free rate of return of 6.34%. The weighted-average fair value of the options granted during 1996 was $7.62.

8.       Commitments and contingencies

  Commitments and leases
         Future minimum lease payments required under non-cancelable operating leases are as follows: $287,000 in 1997, $320,000 in 1998, $333,000 in 1999,
$304,000 in 2000, and $200,000 in 2001.

         Rent expense totaled $84,000 in 1996, $17,000 in 1995, and $15,000 in
1994.

  Litigation and claims
         In June 1996, the Company received correspondence from the counsel of a prospective customer asserting damages suffered as a result of alleged misrepresentations as to the properties and capabilities of Boralyn(R) and the prospective customer's alleged loss of anticipated profits from future sales of products. Management believes that the prospective customer's assertions are without merit and intends to vigorously defend any litigation brought by the prospective customer. However, the cost of defending such litigation, if brought, may be material and there can be no assurance that the Company would ultimately prevail or that the outcome of such litigation would not have a material adverse effect on the Company's financial position or results of operations. No action has been commenced against the Company by the prospective customer.
         Also, in the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, such matters are not expected to have a material adverse effect on the financial position of the Company.