Form 10-K/A
period 1996-12-31
ALYN CORP
filed 1997-03-28
CIK 1015298

FORM 10-K/A

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

         Bicycle Components and Frames. The U.S. retail market for bicycles, bicycle components and related products and services was estimated by industry sources to be approximately $5 billion in 1994. The Company believes that approximately 220,000 premium-priced (over $600 at retail) bicycles were sold in 1995. The Company has received orders for prototype components or frames from leading manufacturers of bicycle components and/or frames, and from several smaller bicycle component and/or frame manufacturers. The Company has also entered into an agreement with Mavic S.A., a wholly-owned subsidiary of Salomon Group, relating to the development of Boralyn(R)-based bicycle wheel rims. The higher specific strength and specific stiffness of Boralyn(R) compared to aluminum and specialty steel allows for the production of lighter bicycle components and frames with no decrease in strength or stiffness, or if weight is not a dominant consideration, for stiffer components and frames with no increase in weight. These characteristics improve riding efficiency.

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

                                    SIGNATURE


          Pursuant to the requirements of Section 13 or 15(d) and Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ALYN CORPORATION

                                  By:    /s/ Walter R. Menetrey
                                         ------------------------------------
                                         Walter R. Menetrey, Executive Vice
                                         President and Chief Operating Officer
Dated:  March 28, 1997