Form 10-Q
period 1997-03-31
ALYN CORP
filed 1997-05-08
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________ to
     __________.

Commission file number 000-21153.

                                ALYN CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                         33-070359
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes [ X ]      No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.001 par value: 10,750,000 shares as of May 8, 1997.

                                ALYN CORPORATION
                                      INDEX



                                                                         PAGE
PART 1.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets -
               March 31, 1997 (unaudited) and December 31, 1996           3

            Condensed Statements of Operations -
               Three months ended March 31, 1997 (unaudited)
               and March 31, 1996 (unaudited)                             4

            Condensed Statements of Stockholders' Equity -
               Three months ended March 31, 1997 (unaudited)              5

            Condensed Statements of Cash Flows -
               Three months ended March 31, 1997 (unaudited)
               and March 31, 1996 (unaudited)                             6

            Notes to Financial Statements (unaudited)                     7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8 - 9

PART II.  OTHER INFORMATION                                              10

SIGNATURES                                                               11

Part I.  Financial Information
Item 1.  Financial Statements

                                Alyn Corporation
                            Condensed Balanced Sheets


                                                                               March 31,             December 31,
                                                                                 1997                    1996
                                                                                 ----                    ----
                                                                             (unaudited)
                              ASSETS

Current assets:
         Cash                                                                  $20,120,000            $24,411,000
         Accounts receivable, net                                                   51,000                 57,000
         Inventories                                                                52,000                 41,000
         Other current assets                                                      116,000                122,000
                                                                                   -------                -------
                  Total current assets                                          20,339,000             24,631,000

Equipment, furniture and fixtures, net                                           6,337,000              5,027,000
Other assets, net                                                                4,297,000              2,545,000
                                                                                 ---------              ---------

                                                                               $30,973,000            $32,203,000
                                                                               ===========            ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable and other current liabilities                           $850,000             $1,137,000

Stockholders' equity
         Preferred stock                                                               ---                    ---
         Common stock                                                               11,000                 11,000
         Additional paid-in capital                                             33,294,000             33,294,000
         Accumulated deficit                                                   (3,182,000)            (2,239,000)
                                                                               -----------            -----------
                  Total stockholders' equity                                    30,123,000             31,066,000
                                                                                ----------             ----------

                                                                               $30,973,000            $32,203,000
                                                                               ===========            ===========




See Notes to Condensed Financial Statements.

                                Alyn Corporation
                       Condensed Statements of Operations
                                   (unaudited)


                                                                             Alyn                   Old Alyn
                                                                             ----                   --------
                                                                         Three Months             Three Months
                                                                             Ended                    Ended
                                                                           March 31,                March 31,
                                                                             1997                     1996
                                                                             ----                     ----

Net sales                                                                     $27,000                $91,000
Contract revenue                                                               15,000                    ---
                                                                               ------                -------
         Total revenue                                                         42,000                 91,000
                                                                               ------                 ------

Costs and expenses:
         Cost of goods sold                                                    23,000                 20,000
         Establishment of manufacturing facilities                            225,000                    ---
         General and administrative expenses                                  430,000                 29,000
         Selling and marketing                                                370,000                 14,000
         Research and development                                             225,000                  8,000
                                                                             --------                -------
                  Total costs and expenses                                  1,273,000                 71,000
                                                                            ---------                 ------

         Operating income (loss)                                          (1,231,000)                 20,000

Interest expense                                                              (1,000)                (2,000)
Interest income                                                               290,000                    ---
                                                                              -------                -------

Income (loss) before provision for income taxes                             (942,000)                  8,000

Provision for income taxes                                                      1,000                    --

Net income (loss)                                                          ($943,000)                $18,000
                                                                           ==========                =======


Net loss per share                                                            ($0.09)

Weighted average number of common shares outstanding                       10,750,000
                                                                           ==========

Pro forma net loss                                                                                  ($1,000)

Pro forma net loss per share                                                                         ($0.00)
                                                                                                     =======

Pro forma weighted average number of common
         shares outstanding                                                                        8,000,000
                                                                                                   =========




See Notes to Condensed Financial Statements.


                                                 Alyn Corporation
                                    Condensed Statement of Stockholders' Equity
                                                    (unaudited)




                                                                                                 Additional
                                       Preferred Stock                    Common Stock             Paid-in          Accumulated
                                       ---------------                    ------------             Capital            Deficit
                                      Shares      Amount             Shares         Amount



Balance, December 31, 1996                 --                      10,750,000        $11,000       $33,294,000       ($2,239,000)

Net loss                                                                                                                (943,000)
                                     --------     ---------        ----------        -------       -----------       ------------
Balance, March 31, 1997                   --                       10,750,000        $11,000       $33,294,000       ($3,182,000)
                                     ========     =========        ==========        =======       ===========       ============






See Notes to Condensed Financial Statements.



                                                 Alyn Corporation
                                        Condensed Statements of Cash Flows
                                                    (unaudited)



                                                                       Alyn                 Old Alyn
                                                                       ----                 --------
                                                                   Three Months           Three Months
                                                                      Ended                  Ended
                                                                  March 31, 1997         March 31, 1996
                                                                  --------------         --------------


Cash flows used in operating activities:                          ($2,940,000)              ($34,000)
                                                                  ------------              ---------

Cash flows used in investing activities:
         Capital expenditures                                      (1,351,000)                (4,000)
                                                                   -----------                -------

         Net cash used in investing activities                     (1,351,000)                (4,000)
                                                                   -----------                -------

Cash flows from (used in) financing activities:                            --                     --
                                                                   -----------                -------

Net decrease in cash and cash equivalents                          (4,291,000)               (38,000)

Cash and cash equivalents at beginning of period                    24,411,000                77,000
                                                                    ----------                ------

Cash and cash equivalents at end of period                         $20,120,000               $39,000
                                                                   ===========               =======



See Notes to Condensed Financial Statements.

                                ALYN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     In July 1996, the Company's Board of Directors amended its Articles of Incorporation to increase the number of authorized shares of common stock from 110,000 to 20,000,000 and to authorize 5,000,000 shares of preferred stock and declared an 80-for-one split of its common stock. All common share and per share amounts presented for Old Alyn have been adjusted to give retroactive effect for this split.

     Pro forma net loss per share is based upon the number of weighted average of common stock shares outstanding during the three-month period ended March 31, 1996, after giving retroactive effect for the acquisition of Old Alyn, assuming the change from an S to C-Corporation tax status as a result of the acquisition, and the 80-for-one stock split. The effect on net loss per share of the acquisition is to increase the net loss by $19,000 for goodwill amortization for the three-month period ended March 31, 1996, and to increase the weighted average shares outstanding by 3,760,000 (post-split). The effect of the change in tax status was not material. Historical net loss per share of Old Alyn has not been presented as such is not deemed material.

2.   Composition of Inventories


                                        March 31,         December 31,
                                          1997               1996
                                          ----               ----
                                      (unaudited)

          Raw materials                 $33,000             $24,000
          Finished goods                 19,000              17,000
                                        -------             -------
                                        $52,000             $41,000
                                        =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Overview

     Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology for the application of boron carbide in combination with aluminum, under the name Boralyn(R). The Company was granted a patent regarding Boralyn(R) in January 1996. In 1995 and 1996, Boralyn(R) sales were primarily the result of prototype orders. In September 1996, the Company and Taylor Made Golf Company, Inc. ("Taylor Made") entered into an agreement which provides for the production and purchase of Boralyn(R) based metalwood golf club heads through June 30, 1999, and an exclusive license through that date should specific minimum volume requirements be met. Taylor Made has placed its first purchase order under the Agreement, covering $2.25 million of metalwood golf club heads. No production revenues for Boralyn(R) are anticipated prior to the third quarter of 1997. The Company does not expect to achieve significant sales of Boralyn(R) prior to the second half of 1997, and there can be no assurance that any significant sales will be achieved. The Company was unprofitable through March 31, 1997, expects to incur a loss for the full year 1997 as a result of start-up expenses in anticipation of production orders, and may incur additional losses thereafter.


Results of Operations

Three Months Ended March 31, 1997 Compared with Three Months Ended March 31,
1996

     Total revenue in the three months ended March 31, 1997 decreased 54% to $42,000 from $91,000 in the three months ended March 31, 1996. The decrease was primarily the result of the Company's decision following the grant in January 1996 of the patent for Boralyn(R), to focus its efforts on sales of Boralyn(R) based products and to reduce its efforts to sell boron carbide powders and ceramic products, which it had pursued in the past in order to generate cash.

     Cost of goods sold increased 15% to $23,000 in the three months ended March 31, 1997 from $20,000 in the comparable period in 1996, reflecting the inefficiencies of the low levels of production primarily for prototype parts and samples.

     Expenses for establishment of manufacturing facilities of $225,000 were incurred in the three months ended March 31, 1997. There were no expenses incurred in the comparable period in 1996. The expenses were incurred for the additional manufacturing management and related pre-operating costs as the Company built the infrastructure and installed machinery and equipment to produce its Boralyn(R) products. These expenses are expected to increase in the next few quarters to support the Company reaching normal production levels.

     General and administrative expenses increased 1,383% to $430,000 in the three months ended March 31, 1997, from $29,000 in the comparable period in 1996. The increase was primarily the result of the additional staff, including recruiting and moving costs, professional services and other administrative costs. These expenses are expected to increase in the next several quarters to support anticipated growth in the Company's business activities.

     Selling and marketing expenses increased 2,543% to $370,000 in the three months ended March 31, 1997, from $14,000 in the comparable period in 1996. This increase was the result of increased sales staff, including specialists in sporting goods, computers, and transportation industries, marketing staff and an increase in marketing expenses incurred in the start-up marketing efforts for Boralyn(R) products. Such expenses are expected to increase over the next several quarters as Boralyn(R)-related sales and marketing activities increase.

     Research and development expenses increased 2,713% to $225,000 in the three months ended March 31, 1997, from $8,000 in the comparable period in 1996. This increase was primarily the result of increased research staff and ongoing development programs. These expenses are expected to increase over the next several quarters to support the development of Boralyn(R)-based products.

     Interest income of $290,000 was earned in the three months ended March 31, 1997. There was no interest earned in the comparable period in 1996. The interest income resulted from the investment of cash available from the initial public offering in October 1996.

     As a result of the foregoing factors, loss before provision for income taxes increased 5,333% to $942,000 in the three months ended March 31, 1997 from a pre-tax profit of $18,000 in the comparable period in 1996.


Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital of $19,489,000 as a direct result of its initial public offering completed in October 1996 of 2,750,000 shares of its common stock at a price of $13.50 per share, which generated net proceeds of approximately $33.3 million after underwriting discounts and offering expenses. Working capital at December 31, 1996 was $23,494,000. During the three-month period ended March 31, 1997, the Company invested approximately $1,351,000 in machinery and equipment and production facilities, and made deposits for an additional $1,758,000 in machinery and equipment, as the Company continued to establish the infrastructure for production of its Boralyn(R) products.

     The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources will be sufficient to satisfy its contemplated cash requirements through at least 1998. The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its Boralyn(R) products, the products' acceptance in the market, and the costs and timing of growth in sales, marketing and manufacturing activities.

     The impact of inflation on the Company's financial position and results of operations has not been significant during the three-month periods ended March 31, 1997 and 1996.

     Except for historical information contained herein, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in the Company's Annual Report on Form 10-K and in the risk factors detailed in the Company's Prospectus, dated October 22, 1996, filed with the Securities and Exchange Commission. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this quarterly report and in those other filings with the Securities and Exchange Commission.

                                ALYN CORPORATION

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following Exhibits are filed herewith and made a part hereof:


     Exhibit
     Number          Description
     ------          -----------


       27.1 Financial Data Schedule for the three month period ended March 31, 1997.








(B) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALYN CORPORATION
                                         (Registrant)



                                       By:    /s/ Robin A. Carden
                                           ------------------------------------
                                                   Robin A. Carden
                                                    President and
                                               Chief Executive Officer



                                       By:    /s/ Walter R. Menetrey
                                           ------------------------------------
                                                   Walter R. Menetrey
                                              Executive Vice President and
                                                 Chief Operating Officer



                                       By:    /s/ Phillip R. Gustavson
                                           ------------------------------------
                                                   Phillip R. Gustavson
                                                 Vice President, Finance
                                                   and Administration
                                               (Chief Accounting Officer)

Dated: May 8, 1997