Form 10-Q
period 1997-06-30
ALYN CORP
filed 1997-08-14
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997.

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 000-21153.

                                ALYN CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                            33-0709359
              --------                            ----------
   (State or other jurisdiction of             (I.R.S. Employer
   incorporation or organization)             Identification No.)

                   16761 Hale Avenue, Irvine, California 92606
                   -------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (714) 475-1525
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.001 par value; 10,750,000 shares as of August 12, 1997.

                                ALYN CORPORATION

                                      INDEX

-------------------------------------------------------------------------------

                                                                  Page Number

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Condensed Balance Sheets -
                June 30, 1997 (unaudited) and December 31, 1996           3

       Condensed Statements of Operations -
                Three months ended June 30, 1997 (unaudited) and June
                30, 1996 (unaudited) and six months ended
                June 30, 1997 (unaudited) and June 30, 1996 (unaudited).  4

       Condensed Statements of Stockholders' Equity (Deficit) -
                Six months ended June 30, 1997 (unaudited)                5

       CondensedStatements of Cash Flows Six months ended June 30,
                1997 (unaudited) and
                June 30, 1996 (unaudited)                                 6

       Notes to Condensed Financial Statements
                (unaudited)                                               7

   Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 8-9

   Item 3. Quantitative and Qualitative Disclosures About                  9
                     Market Risk


PART II. OTHER INFORMATION                                                10

SIGNATURES                                                                11

Part 1.       FINANCIAL INFORMATION
Item 1.      Financial Statements

                                                     ALYN CORPORATION
                                                 Condensed Balance Sheets


                                                                   June 30,                   December 31,
                                                                     1997                         1996
                                                                     ----                         ----
                                                                 (Unaudited)

                                                  ASSETS
Current assets:

             Cash and cash equivalents                               15,113,000                    24,411,000
             Accounts receivable, net                                   228,000                        57,000
             Notes Receivable                                            25,000                             -
             Inventories                                                 78,000                        41,000
             Other current assets                                       176,000                       122,000
                                                                        -------                       -------
                          Total current assets                       15,620,000                    24,631,000

Equipment, furniture and fixtures, net                               11,549,000                     5,027,000
Other assets, net                                                     1,099,000                     1,771,000
Intangibles, net                                                        754,000                       774,000
                                                                        -------                       -------

                                                                     29,022,000                    32,203,000
                                                                     ==========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable                                           176,000                       945,000
             Accrued and other current liabilities                      197,000                       192,000
                                                                        -------                       -------
                          Total current liabilities                     373,000                     1,137,000

Stockholders' equity
                          Common stock                                   11,000                        11,000
                          Additional paid-in capital                 33,294,000                    33,294,000
                          Accumulated deficit                        (4,656,000)                   (2,239,000)
                                                                     ----------                    ----------
                          Total stockholders' equity                 28,649,000                    31,066,000
                                                                     ----------                    ----------

                                                                     29,022,000                    32,203,000
                                                                     ==========                    ==========


See Notes to Condensed Financial Statements.

                                Alyn Corporation
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                  Alyn                               Alyn
                                                               Alyn            Pro Forma            Alyn           Pro Forma
                                                               Three             Three              Six               Six
                                                              Months             Months            Months           Months
                                                               Ended             Ended             Ended             Ended
                                                           June 30, 1997      June 30, 1996     June 30, 1997    June 30, 1996

Net sales                                                      182,000            20,000           209,000           111,000
Contract revenue                                                30,000            25,000            45,000            25,000
                                                                ------            ------            ------            ------
            Total revenue                                      212,000            45,000           254,000           136,000

Costs and expenses:
            Cost of goods sold                                 194,000            21,000           217,000            41,000
            Establishment of manufacturing facilities          293,000                 -           518,000                 -
            General and administrative expenses                709,000           361,000         1,140,000           390,000
            Selling and marketing                              295,000            40,000           665,000            54,000
            Research and development                           420,000            18,000           644,000            26,000
                                                               -------            ------           -------            ------
                      Total costs and expenses               1,911,000           440,000         3,184,000           511,000
                                                             ---------           -------         ---------           -------

                      Operating income (loss)               (1,699,000)         (395,000)       (2,930,000)         (375,000)
                                                            ----------          --------        ----------          --------

Interest expense                                                     -           (28,000)           (1,000)          (30,000)
Interest income                                                235,000             8,000           525,000             8,000
                                                               -------             -----           -------             -----

Loss before provision for income taxes                      (1,464,000)         (415,000)       (2,406,000)         (397,000)

Provision for income taxes                                      10,000             2,000            11,000             2,000

Net income (loss)                                           (1,474,000)         (417,000)       (2,417,000)         (399,000)
                                                            ==========          ========        ==========          ========

Net loss per share                                               (0.14)                              (0.22)

Weighted average number of
            common shares outstanding                       10,750,000                          10,750,000

Pro forma net loss                                                              (436,000)                           (437,000)

Pro forma net loss per share                                                       (0.05)                              (0.05)

Pro forma weighted average number of
            common shares outstanding                                          8,000,000                           8,000,000



See Notes to Condensed Financial Statements.

                                Alyn Corporation
                  Condensed Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                                     Additional
                                                        Common Stock                   Paid-in           Accumulated
                                                   Shares          Amount              Capital             Deficit
                                                   ----------------------              -------             -------

Balance at December 31, 1996                        10,750,000          11,000          33,294,000           (2,239,000)




             Net Loss                                                                                        (2,417,000)
                                                    ----------          ------          ----------           ----------

Balance at June 30, 1997                            10,750,000          11,000          33,294,000           (4,656,000)
                                                    ==========          ======          ==========           ==========








See Notes to Condensed Financial Statements.

                                Alyn Corporation
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                    Alyn
                                                        Alyn                      Pro Forma
                                                     Six Months                  Six Months
                                                        Ended                       Ended
                                                     June 30, 1997               June 30, 1996


Cash flows used in operating activities                  (3,325,000)                 (1,064,000)


Cash flows used in investing activities:

             Capital expenditures                        (5,973,000)                   (212,000)

Cash flows from financing activities
             Short term loan                                      -                   2,437,000
                                                         ----------                   ---------

Net (decrease) increase  in cash and cash equivalents    (9,298,000)                  1,161,000

Cash and cash equivalents at beginning of period         24,411,000                      77,000
                                                         ----------                      ------

Cash and cash equivalents at end of period               15,113,000                   1,238,000
                                                         ----------                   ---------



                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1997 and 1996
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

         The Pro forma of the Condensed Statements of Operations for the three months ended June 30, 1996 consists of the combined results of Old Alyn from April 1, 1996 to May 1, 1996 and Alyn from May 2, 1996 to June 30, 1996. The Pro forma of the Condensed Statements of Operations and the Condensed Statements of Cash Flows for the six months ended June 30, 1996 consists of the combined results of Old Alyn from January 1, 1996 to May 1, 1996 and Alyn from May 2, 1996 to June 30, 1996. Pro forma net loss per share is based upon the weighted average number of common stock shares outstanding during the three-month period ended June 30, 1996 and the six-month period ended June 30, 1996, after giving retroactive effect for the acquisition of Old Alyn, assuming the change from an S to C-Corporation tax status as a result of the acquisition, and the 80-for-one stock split. The effect on net loss per share of the acquisition is to increase the net loss by $38,000 for goodwill amortization for the six-month period ended June 30, 1996, and to increase the weighted average shares outstanding by 3,760,000 (post-split). The effect of the change in tax status was not material. Historical net loss per share of Old Alyn has not been presented as such and is not deemed meaningful.

2.       Inventories
                                        June 30,           December 31,
                                          1997                 1996
                                      (unaudited)

                  Raw materials          $60,000              $24,000
                  Finished goods          18,000               17,000
                                        --------          -----------
                                         $78,000              $41,000
                                         =======              =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology for the application of boron carbide in combination with aluminum, under the name Boralyn(R). The Company was granted a patent regarding Boralyn(R) in January 1996. In 1995 and 1996, Boralyn(R) sales were primarily the result of prototype orders. In September 1996, the Company and Taylor Made Golf Company, Inc. ("Taylor Made") entered into an agreement (the "Agreement") which provides for the production and purchase of Boralyn(R) based metalwood golf club heads through June 30, 1999 and an exclusive license through that date should specific minimum volume requirements be met. Taylor Made has placed its first purchase order under the Agreement, covering $2.25 million of metalwood golf club heads. Under the Agreement, the parties are also to engage in good faith negotiation, design and testing of irons and other golf equipment with a view to their possible inclusion within the exclusive license. In May 1997, the Company and True Temper Sports ("True Temper") entered into an agreement which provides for the production and purchase of Boralyn(R) based golf club shafts through August 31, 2003 and an exclusive license through that date should specific minimum volume requirements be met. The Company does not expect to achieve sales of Boralyn(R) prior to the fourth quarter of 1997, and there can be no assurance that any significant sales will be achieved. The Company was unprofitable through June 30, 1997 and expects to incur a loss for the full year 1997 as a result of start-up expenses in anticipation of production orders, and may incur additional losses thereafter.

Results of Operations

         Three-month period ended June 30, 1997 compared to three-month period ended June 30, 1996 and six-month period ended June 30, 1997 compared to six-month period ended June 30, 1996.

         Total revenues in the three-month period ended June 30, 1997 increased 371% to $212,000 from $45,000 in the comparable period in 1996. Total revenues for the six-month period ended June 30, 1997 increased 87% to $254,000 from $136, 000 in the comparable period in 1996. The increase was the result of prototype and tooling sales to certain customers.

         Cost of goods sold increased 824% to $194,000 in the three-month period ended June 30, 1997 from $21,000 in the comparable period in 1996. Cost of goods sold for the six-month period ended June 30, 1997 increased 429% to $217,000 from $41,000 in the comparable period in 1996, reflecting the higher percentage of cost of sales for custom built tooling.

         Expenses for the establishment of a manufacturing facility of $293,000 were incurred in the three-month period ended June 30, 1997 and there were no such expenses incurred in the comparable period in 1996. Expenses for establishing a manufacturing facility for the six-month period ended June 30, 1997 were $518,000 and there were no such expenses incurred in the comparable period in 1996. The expenses were incurred for the additional manufacturing management and related pre-operating costs as the Company built the infrastructure and installed machinery and equipment to produce its Boralyn(R) products. These expenses are expected to continue to support the Company in reaching normal production levels.

         General and administrative expenses increased 96% to $709,000 in the three-month period ended June 30, 1997, from $361,000 in the comparable period in 1996. General and administrative expenses for the six-month period ended June 30, 1997 increased 192% to $1,140,000 from $390,000 in the comparable period in 1996. The increase was primarily the result of the additional staff, including recruiting and moving costs, professional services and other administrative costs. These expenses are expected to increase in the next several quarters to support anticipated growth in the Company's business activities.

         Selling and marketing expenses increased 637% to $295,000 in the three-month period ended June 30, 1997 from $40,000 in the comparable period in 1996. Selling and marketing expenses for the six-month period ended June 30, 1997 increased 1,131% to $665,000 from $54,000 in the comparable period in 1996. The increase was the result of increased sales staff, including specialists in sporting goods, computers, and transportation industries, as well as increased marketing staff and an increase in marketing expenses incurred in start-up marketing efforts for Boralyn(R) products. These expenses are expected to increase in the next several quarters to support anticipated growth in the Company's business activities.

         Research and development expenses increased 2,233% to $420,000 in the three-month period ended June 30, 1997 from $18,000 in the comparable period in 1996. Research and development expenses for the six-month period ended June 30, 1997 increased 2,377% to $644,000 from $26,000 in the comparable period in 1996. This increase was primarily the result of increased research staff and ongoing development programs, including the establishment of a research facility in Fremont, California focused on the computer disc substrate market. These expenses are expected to increase over the next several quarters to support the development of Boralyn(R)-based products.

         As a result of the foregoing factors, loss before provision for income taxes increased 253% to $1,464,000 in the three-month period ended June 30, 1997 from a loss of $415,000 in the comparable period in 1996 and loss before provision for income taxes for the six-month period ended June 30, 1997 increased 506% to $2,406,000 from a loss of $397,000 in the six-month period ended June 30, 1996.

Liquidity and Capital Resources

         At June 30, 1997, the Company had working capital of $15,247,000 as a direct result of the completed initial public offering in October 1996 of 2,750,000 shares of its common stock at a price of $13.50 per share, which generated net proceeds to the Company of approximately $33.3 million after underwriting discounts and offering expenses. Working capital at December 31, 1996 was $23,494,000. During the six-month period ended June 30, 1997, the Company invested approximately $5.0 million of net proceeds from the initial public offering in new machinery and equipment and production facilities, and an additional $1.0 million in deposits on machinery and equipment.

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

         Except for historical information contained herein, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in the Company's Annual Report on Form 10-K, in the risk factors detailed in the Company's Annual Report on Form 10-K and in the Company's Prospectus dated October 22, 1996, filed with the Securities and Exchange Commission. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this quarterly report, in the Company's Annual Report on Form 10-K and in the Company's Prospectus dated October 22, 1996.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits.  The following Exhibits are filed herewith and made a part hereof:

         Exhibit
         Number   Description

          27.1 Financial Data Schedule for the six-month period ended June 30, 1997.




(B)      Reports on Form 8-K.

                  Report dated May 13, 1997, relating to an Exclusive Customer Agreement by and between True Temper Sports and the Registrant (for which confidential treatment has been obtained).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ALYN CORPORATION
                                                 (Registrant)



                             By:            /s/ Robin A. Carden
                                   ---------------------------------------
                                                Robin A. Carden
                                          Chief Executive Officer and
                                                   President




                             By:          /s/ Walter R. Menetrey
                                   ---------------------------------------
                                              Walter R. Menetrey
                                         Executive Vice President and
                                            Chief Operating Officer




                             By:           /s/ Richard L. Little
                                   ---------------------------------------
                                               Richard L. Little
                                  Vice President, Finance and Administration
                                             and Chief Accounting Officer

Dated:  August 12, 1997