Form 10-Q
period 1997-09-30
ALYN CORP
filed 1997-11-14
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ]                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997.
                                                        OR
[    ]                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Common Stock, $.001 par value; 10,750,000 shares as of November 12, 1997.


                                ALYN CORPORATION

                                      INDEX


                                                                                                 Page Number

PART I.           FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Balance Sheets -
                        September 30, 1997 (unaudited) and December 31, 1996                       3

               Condensed Statements of Operations -
                        Three months ended September 30, 1997 (unaudited) and
                        September 30, 1996 (unaudited) and nine months ended
                        September 30, 1997 (unaudited) and September 30, 1996 (unaudited)          4

               Condensed Statements of Stockholders' Equity -
                        Nine months ended September 30, 1997 (unaudited)                           5

               Condensed Statements of Cash Flows -
                        Nine months ended September 30, 1997 (unaudited) and
                        September 30, 1996 (unaudited)                                             6

               Notes to Condensed Financial Statements
                        (unaudited)                                                                7

      Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                      8-9

      Item 3. Quantitative and Qualitative Disclosures About                                       9
                        Market Risk


PART II.          OTHER INFORMATION                                                                10

SIGNATURES                                                                                         11

  Part 1.       FINANCIAL INFORMATION
  Item 1.       Financial Statements

                                                ALYN CORPORATION
                                            CONDENSED BALANCE SHEETS


                                                                        September 30,             December 31,
                                                                            1997                      1996
                                                                       ---------------         ------------------
                                                                         (Unaudited)

                                                     ASSETS
Current assets:

     Cash and cash equivalents                                             $10,747,000                $24,411,000
     Accounts receivable, net                                                   81,000                     57,000
     Inventories                                                               131,000                     41,000
     Other current assets                                                      294,000                    122,000
                                                                       ---------------         ------------------
           Total current assets                                             11,253,000                  24,631,000

     Equipment, furniture and fixtures, net                                 12,954,000                  5,027,000
     Other assets, net                                                       2,049,000                   1,771,000
     Intangibles, net                                                          794,000                     774,000
                                                                       ---------------         ------------------

                                                                           $27,050,000                $32,203,000
                                                                       ===============         ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                         $222,000                   $945,000
     Accrued and other current liabilities                                      83,000                    192,000
                                                                       ---------------         ------------------
           Total current liabilities                                           305,000                  1,137,000

Stockholders' equity:

     Common stock                                                               11,000                     11,000
     Additional paid-in capital                                             33,294,000                 33,294,000
     Accumulated deficit                                                   (6,560,000)                (2,239,000)
                                                                       ---------------         ------------------
     Total stockholders' equity                                             26,745,000                 31,066,000
                                                                       ---------------         ------------------

                                                                           $27,050,000                $32,203,000
                                                                       ===============         ==================

See Notes to Condensed Financial Statements.

Alyn Corporation
Condensed Statements of Operations
(Unaudited)


                                                                                                                      Pro Forma
                                                    Three                 Three                 Nine                    Nine
                                                    Months                Months                Months                 Months
                                                    Ended                 Ended                 Ended                  Ended
                                              September 30, 1997    September 30, 1996    September 30, 1997     September 30, 1996
                                             --------------------  --------------------  --------------------   --------------------

Net sales                                                 $64,000               $12,000             $273,000               $123,000
Contract revenue                                           14,000                10,000               59,000                 35,000
                                             --------------------  --------------------  -------------------    --------------------
     Total revenue                                         78,000                22,000              332,000                158,000

Costs and expenses:
     Cost of goods sold                                    82,000                49,000                 299,000              90,000
     Establishment of manufacturing facilities            511,000                64,000               1,029,000              64,000
     General and administrative expenses                  699,000               408,000               1,838,000             798,000
     Selling and marketing                                339,000               178,000               1,004,000             232,000
     Research and development                             522,000                93,000               1,166,000             119,000
                                             --------------------  --------------------    --------------------  -------------------
          Total costs and expenses                      2,153,000               792,000               5,336,000           1,303,000
                                             --------------------  --------------------    --------------------  -------------------

          Operating loss                              (2,075,000)              (770,000)             (5,004,000)         (1,145,000)

Interest expense                                                -               (83,000)                 (1,000)           (113,000)
Interest income                                           173,000                20,000                 696,000              28,000
                                             --------------------  --------------------    --------------------  -------------------

Loss before provision for income taxes                (1,902,000)              (833,000)             (4,309,000)         (1,230,000)

Provision for income taxes                                (1,000)                     -                 (12,000)             (2,000)
                                             --------------------  --------------------    --------------------  -------------------

Net loss                                              (1,903,000)              (833,000)             (4,321,000)         (1,232,000)
                                             ====================  ====================    ====================  ===================

Net loss per share                                        ($0.18)                ($0.10)                 ($0.40)

Weighted average number of
     common shares outstanding                        10,750,000              8,000,000              10,750,000

Pro forma net loss                                                                                                      ($1,270,000)

Pro forma net loss per share                                                                                                 ($0.16)

Pro forma weighted average
     number of common shares
     outstanding                                                                                                           8,000,000





See Notes to Condensed Financial Statements.


                                              Alyn Corporation
                                Condensed Statement of Stockholders' Equity
                                                (Unaudited)

                                                                          Additional
                                                Common Stock                Paid-in           Accumulated
                                             Shares        Amount           Capital             Deficit
                                        ----------------------------    ---------------    -----------------

Balance at December 31, 1996                  10,750,000     $11,000        $33,294,000         ($2,239,000)


     Net loss                                                                                    (4,321,000)
                                        ----------------------------    ---------------    -----------------

Balance at September 30, 1997                 10,750,000     $11,000        $33,294,000         ($6,560,000)
                                        ============================    ===============    =================



















See Notes to Condensed Financial Statements.


                                Alyn Corporation
                       Condensed Statements of Cash Flows
                                    (Unaudited)


                                                                                                             Alyn
                                                                        Alyn                              Pro Forma
                                                                     Nine Months                         Nine Months
                                                                        Ended                               Ended
                                                                 September 30, 1997                   September 30, 1996
                                                               -----------------------             ------------------------


Cash flows used in operating activities:                                  ($5,280,000)                         ($2,020,000)


Cash flows used in investing activities:

       Capital expenditures                                                (8,384,000)                          (1,589,000)

Cash flows from financing activities:



       Short term loan                                                              -                            4,441,000
                                                               -----------------------             ------------------------

Net (decrease) increase  in cash                                          (13,664,000)                              832,000

Cash and cash equivalents at beginning of period                            24,411,000                               77,000
                                                               -----------------------             ------------------------

Cash and cash equivalents at end of period                                 $10,747,000                             $909,000
                                                               =======================             ========================




See Notes to Condensed Financial Statements.

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 1997 and 1996
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

         The pro forma of the Condensed Statements of Operations and the Condensed Statements of Cash Flows for the nine months ended September 30, 1996 consists of the combined results of Old Alyn from January 1, 1996 to May 1, 1996 and of Alyn from May 2, 1996 to September 30, 1996. Pro forma net loss per share is based upon the weighted average number of common stock shares outstanding during the nine-month period ended September 30, 1996, after giving retroactive effect for the acquisition of Old Alyn, assuming the change from an S to C-Corporation tax status as a result of the acquisition, and the 80-for-one stock split. The effect on net loss per share of the acquisition is to increase the net loss by $38,000 for goodwill amortization for the nine-month period ended September 30, 1996, and to increase the weighted average shares outstanding by 3,760,000 (post-split). The effect of the change in tax status was not material. Historical net loss per share of Old Alyn has not been presented as such and is not deemed meaningful.

2.       Inventories

                                                      September 30,                      December 31,
                                                          1997                               1996
                                                          ----                               ----
                                                      (unaudited)

                  Raw materials                         $108,000                            $24,000
                  Finished goods                          23,000                             17,000
                                                        --------                        -------------
                                                        $131,000                            $41,000
                                                        ========                        =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology for the application of boron carbide in combination with aluminum, under the name Boralyn(R). The Company was granted a patent regarding Boralyn(R) in January 1996. In 1995 and 1996, Boralyn(R) sales were primarily the result of prototype orders. In September 1996, the Company and Taylor Made Golf Company, Inc. ("Taylor Made") entered into an agreement which provides for the production and purchase of Boralyn(R) based metalwood golf club heads through June 30, 1999 and an exclusive license through that date should specific minimum volume requirements be met. Taylor Made has placed its first purchase order under the agreement, covering $2.25 million of metalwood golf club heads. In May 1997, the Company and True Temper Sports ("True Temper") entered into an agreement which provides for the production and purchase of Boralyn(R) based golf club shafts through August 31, 2003 and an exclusive license through that date should specific minimum volume requirements be met. Under a five-year agreement entered into in September 1997 the Company will supply True Temper with tubing for bicycle frame sets and components. The Company and Bolle Inc. have entered into an agreement that provides for the purchase of approximately $5 million of sunglass frames over a three-year period, with the first deliveries scheduled for mid 1998. Under a multi-year agreement entered into in October 1997 the Company will be the sole supplier of the engine cradle for General Motors Corporation's new consumer electric vehicle commencing in 1998. The Company has also entered into a joint development effort with Seagate to produce alternative computer hard-disk substrates. The Company does not expect to achieve sales of Boralyn(R) prior to the fourth quarter of 1997, and there can be no assurance that any significant sales will be achieved. The Company was unprofitable through September 30, 1997 and expects to incur a loss for the full year 1997 as a result of start-up expenses in anticipation of production orders, and may incur additional losses thereafter.

Results of Operations

Three-month period ended September 30, 1997 compared to three-month period ended September 30, 1996 and nine-month period ended September 30, 1997 compared to nine-month period ended September 30, 1996.

         Total revenues increased 255% to $78,000 for the three-month period ended September 30, 1997 from $22,000 in the comparable period in 1996. Total revenues increased 110% to $332,000 for the nine-month period ended September 30, 1997 from $158,000 in the comparable period in 1996. The increase was the result of prototype and tooling sales.

         Cost of goods sold increased 67% to $82,000 for the three-month period ended September 30, 1997 from $49,000 in the comparable period in 1996. Cost of goods sold increased 232% to $299,000 for the nine-month period ended September 30, 1997 from $90,000 in the comparable period in 1996, reflecting the lower margin on sales of custom built tooling. Certain customers have renegotiated tooling contracts where future tooling payments are to be treated as a reimbursement of tooling expenses as opposed to being recorded as revenue.

         Expenses for the establishment of a manufacturing facility increased 698% to $511,000 for the three-month period ended September 30, 1997 from $64,000 in the comparable period in 1996. Expenses for establishing a manufacturing facility increased 1508% to $1,029,000 for the nine-month period ended September 30, 1997 from $64,000 in the comparable period in 1996. The expenses were incurred for the additional manufacturing management and related pre-operating costs as the Company built the infrastructure and installed machinery and equipment to produce its Boralyn(R) products. The Company expects to begin production in the fourth quarter of 1997, reaching normal production levels in mid 1998.

         General and administrative expenses increased 71% to $699,000 for the three-month period ended September 30, 1997, from $408,000 in the comparable period in 1996. General and administrative expenses increased 130% to $1,838,000 for the nine-month period ended September 30, 1997 from $798,000 in the comparable period in 1996. The increase was primarily the result of the additional staff, including recruiting, professional services and other administrative costs. These expenses will increase in the next several quarters to support anticipated growth in the Company's business activities.

         Selling and marketing expenses increased 90% to $339,000 for the three-month period ended September 30, 1997 from $178,000 in the comparable period in 1996. Selling and marketing expenses increased 333% to $1,004,000 for the nine-month period ended September 30, 1997 from $232,000 in the comparable period in 1996. The increase was the result of an increase in marketing expenses incurred in the expanding marketing efforts for Boralyn(R) products. These expenses will continue to increase to support anticipated Company growth.

         Research and development expenses increased 461% to $522,000 for the three-month period ended September 30, 1997 from $93,000 in the comparable period in 1996. Research and development expenses increased 880% to $1,166,000 for the nine-month period ended September 30, 1997 from $119,000 in the comparable period in 1996. This increase was attributable to an increase in ongoing development programs, including the management of the research facility in Fremont, California which is focused on the computer hard-disk substrate market. These expenses are expected to increase over the next several quarters to support the development of Boralyn(R)-based products.

         As a result of the foregoing factors, loss before provision for income taxes increased 128% to $1,902,000 for the three-month period ended September 30, 1997 from $833,000 in the comparable period in 1996. As a result of the foregoing factors, loss before provision for income taxes increased 250% to $4,309,000 for the nine-month period ended September 30, 1997 from $1,230,000 in the comparable period in 1996.

Liquidity and Capital Resources

         At September 30, 1997, the Company had working capital of $10,948,000 as a direct result of the completed initial public offering in October 1996 of 2,750,000 shares of its common stock at a price of $13.50 per share, which generated net proceeds to the Company of approximately $33.3 million after underwriting discounts and offering expenses. Working capital at December 31, 1996 was $23,494,000. During the nine-month period ended September 30, 1997, the Company invested approximately $8.4 million of net proceeds from the initial public offering in new machinery and equipment and production facilities.

         The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its Boralyn(R) products, their acceptance in the market, and the costs and timing of growth in sales, marketing and manufacturing activities. The Company intends to finance some of its existing and future capital equipment needs. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources and future capital equipment financing will be sufficient to satisfy its contemplated cash requirements through 1998.

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



Item 3.           Quantitative and Qualitative Disclosures About Market Risks

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

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following Exhibits are filed herewith and made a part hereof:

         Exhibit
         Number   Description
         ------   -----------

          27.1 Financial Data Schedule for the nine-month period ended September 30, 1997.




(B) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ALYN CORPORATION
                                           (Registrant)



                                By: /s/Robin A. Carden
                                    ------------------------
                                             Robin A. Carden
                                       Chief Executive Officer and
                                               President




                                By: /s/Walter R. Menetrey
                                    ----------------------------
                                             Walter R. Menetrey
                                        Executive Vice President and
                                          Chief Operating Officer




                                By: /s/Richard L. Little
                                    -----------------------------
                                             Richard L. Little
                                Vice President, Finance and Administration
                                        and Chief Accounting Officer

Dated:  November 12, 1997