Form 10-K
period 1997-12-31
ALYN CORP
filed 1998-03-18
CIK 1015298

As filed with the Securities and Exchange Commission on March 18, 1998
--------------------------------------------------------------------------------
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


                  For the fiscal year ended December 31, 1997
                       Commission file number 000-21153.

                                ALYN CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                     33-0709359
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                         Identification No.)

                       16761 Hale Avenue, Irvine, CA 92606
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (714) 475-1525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.001 per share
                               Title of Each Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1998 was $41,333,049, based on the closing price of $9.44 on that date.

     As of February 24, 1998, the aggregate number of outstanding shares of common stock of the Registrant was 10,750,000 shares.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 3, 1998, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K

                                TABLE OF CONTENTS




SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES
LITIGATION REFORM ACT OF 1995 .................................................

PART I.........................................................................
         1.        BUSINESS....................................................
         2.        PROPERTIES .................................................
         3.        LEGAL PROCEEDINGS ..........................................
         4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........

PART II........................................................................
         5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS ........................................
         6.        SELECTED FINANCIAL DATA.....................................
         7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS...................................
         8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................
         9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE ........................

PART III.......................................................................
         10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........
         11.       EXECUTIVE COMPENSATION......................................
         12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT..................................................
         13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............

PART IV........................................................................
         14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K.................................................

SIGNATURES.....................................................................




            Boralyn(R) is a registered trademark of Alyn Corporation

                                     PART I


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and in the risk factors detailed in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements and risk factors contained in this Annual Report.

1.    BUSINESS.

     Unless otherwise indicated, all information in this Annual Report gives effect to the merger, effective May 2, 1996, of Alyn Corporation, a California corporation ("Old Alyn"), with and into Alyn Corporation, a Delaware corporation formerly named AC Acquisition Corp. ("Alyn" or the "Company"). Unless the context otherwise requires, the terms "Alyn" or the "Company", as used in this Annual Report, includes the Company and its predecessor, Old Alyn.

     Alyn designs, develops and manufactures consumer and industrial products for its customers utilizing its proprietary advanced metal matrix composite materials, which it believes have a superior combination of physical properties, including strength, light weight, stiffness, hardness and fracture resistance, for a variety of selected markets. The Company has developed technology, for which it obtained its initial patent in January 1996, for the application of boron carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn. Boron carbide, a principal component of Boralyn, is an advanced ceramic that is the third hardest material in the world, and the hardest material available at a commercially reasonable cost. The Company believes that no other material offers a range of properties comparable to those Boralyn provides. Boralyn is lighter and can be more easily fabricated than titanium; has a higher specific stiffness than aluminum and commonly used titanium or steel alloys; is one-third the density of most steels; has a resistance to wear greater than aluminum, specialty steel and titanium; and is highly fracture resistant. Boralyn is available in a range of grades, with varying properties, to satisfy specific customer requirements and can be extruded, forged, cast, welded, bent and coated using conventional equipment and tools. The Company believes that Boralyn is a highly effective replacement for many premium-priced metal and composite products, such as those used in high-end sporting goods, high-capacity disks for computer hard-disk drives, neutron shielding and other applications. The Company also believes that Boralyn can be an effective replacement for conventional aluminum alloys where greater stiffness and wear properties are needed, such as those in the aerospace and automotive industries.

     The Company is currently focusing its marketing efforts on the use of Boralyn in applications where its unique properties, combined with the Company's manufacturing capabilities, justify an appropriate price premium. These applications to date include (i) high-end sporting goods, such as premium priced golf club heads and shafts, sticks and bats, and lightweight bicycle frames and components, (ii) disks for computer hard-disk drives, (iii) aerospace components, (iv) automotive parts, (v) personal accessories, such as sunglass frames and high-end watches, and (vi) neutron shielding for both disposal containers and reactor installations. The Company provides an in-house, vertically integrated approach to manufacturing, including the development of new metallurgical processes, the manufacture of billets and ingots, the manufacture of cast and wrought fabricated shapes, and finishing for delivery to original equipment manufacturer (OEM) customers.

Development of the Company's Business

     The growth of interest in metal matrix composites is a result of the engineering properties of these composites. Metal matrix composites compare favorably to other materials with respect to weight, stiffness and strength, and can be relatively easily fabricated. Engineering analyses demonstrate that these materials can provide significant savings in weight and greater stiffness, compared to traditional metallic alloys, while still retaining key structural and design properties. They also compare favorably with certain other composite materials, namely polymer-matrix materials, that have temperature and strength limitations, are sensitive to moisture and, in some cases, also release gases or moisture.

     The Company was founded in January 1990 by Robin A. Carden, who had previously been a senior engineer at Ceradyne Inc., a company engaged in advanced ceramics, where he developed civilian applications for advanced ceramics originally developed for military use. At that time, boron carbide technology had only recently been declassified by the U.S. Department of Defense. In order to capitalize on the commercial possibilities of a boron carbide/metallic alloy composite structure, the Company, under Mr. Carden's direction, began to experiment with new techniques for bonding boron carbide to different metals, creating new composite structures. From 1990 through 1993, the Company continued development of metal matrix composites. These efforts led to the filing of a patent application in January 1994, and the granting of the U.S. patent for "Metal Matrix Compositions and Method of Manufacture Thereof" in January 1996, which covers the Company's initial metal matrix composites and methods for making them.

     In May 1996, certain of the Company's stockholders provided additional funding to the Company, in the form of debt (including a credit facility), enabling the Company to begin the commercialization of its products. Following the financing, the Company assembled a senior management team with experience in areas such as operations, manufacturing, research and development and finance and administration.

     On October 22, 1996, the Company completed an initial public offering of 2,750,000 shares of its Common Stock at a price of $13.50 per share. The Company received net proceeds of approximately $33.3 million after deducting underwriting discounts and offering expenses. Subsequently, in October 1996, $4.7 million of net proceeds from the initial public offering were used for repayment of principal, accrued and unpaid interest thereon and all other amounts owing in respect to the May 1996 credit facility, and the credit facility was terminated. Following completion of the initial public offering, the Company added personnel to its marketing, sales and engineering support staff.

     In October 1996, the Company moved its operations to a 48,000 square foot facility in Irvine, California. That facility is fully operational and includes extrusion, forging, casting (including soluble core) and sintering capabilities. The Company has leased an additional 84,000 square foot facility in Irvine, which is under refurbishment. The Company anticipates that construction will be completed in the second quarter and that the additional facility will become fully operational in the third quarter of 1998. This facility will expand forging and extrusion capabilities, including the addition of a new 4,000-ton extrusion press.

     The Company is developing prototypes of products for a number of accounts. For Taylor Made Golf Company ("Taylor Made"), a leading golf manufacturer, the Company is developing product designs, molds and manufacturing tooling for metalwood drivers and irons, manufactured by both forged and cast methods. For True Temper Sports, Inc., a subsidiary of Black & Decker ("True Temper Sports"), tubing material has been supplied for golf club shaft and bicycle frame prototypes from which product designs and manufacturing processes are to be developed.

     In 1998, the Company is scheduled to produce the engine cradle for the EV-1 electric vehicle for the General Motors Electric Vehicle Division. The Company also expects to produce watch components for Mersey Watch Co. and sunglass frames for Bolle, Inc. ("Bolle") in 1998. A contract to produce components for business aircraft was awarded to the Company by Cessna Aircraft, based on prototype evaluation. In August 1997, the Company signed a Memorandum of Understanding with Seagate Technology ("Seagate") for the development and joint production of hard-disk substrates using Boralyn. Subject to successful completion of the beta test phase and final acceptance of the Boralyn substrate, production is expected to commence in the second half of 1998.

     There can be no assurance with respect to whether or when the Company will achieve production volumes, substantial revenues or profits under or from any or all of the aforementioned arrangements.

Company Strategy

     Alyn's  objective is to become a leader in advanced metal matrix  composite
(MMC) products and associated manufacturing processes, and to establish significant market share and brand awareness for Boralyn in markets where value-added premiums may be obtained. The Company intends to focus on capitalizing on its existing proprietary technology and patented process for producing MMCs through the direct manufacture and sale of MMC products to industrial and consumer product manufacturers and distributors, and, to a lesser extent, to producers of military products. The Company believes that its focus on marketing Boralyn for use in higher-priced consumer and industrial products and applications, where its properties provide performance advantages, will maximize the opportunity for near and intermediate-term market penetration. The Company has implemented a vertically integrated approach to manufacturing, including emphasis on strong R&D and quality assurance, and has developed what it believes to be superior manufacturing processes, which benefit from the characteristics of Boralyn. One of these processes is the Company's soluble core method of manufacturing MMC die-cast structures, which allows for forming complex hollow chambers and passages, often within a one-piece structure, without the need for welding together separate components or other secondary manufacturing processes. The Company has filed various patent applications pertaining to materials, processes and applications, of which six patents have been issued to date. Application patents issued include the use of Boralyn for nuclear shielding and computer hard-disks.

     In the last two years, the Company has sought to address significant material and manufacturing issues experienced by companies engaged in the markets it has chosen -- high-end sporting goods, disks for computer hard-disk drives, aerospace and automotive parts and components, high-end personal accessories and neutron shielding -- through concentrated product development and design efforts and the development of close working relationships with participants whom the Company believes are leaders in those markets. In some cases, the Company has elected to seek near-term market penetration and a better understanding of technical requirements and other characteristics of key markets by entering into product design, development, production and development agreements that grant limited exclusivity to a given "spearhead" participant in a specific market. Further, experience gained in 1997 has enabled the Company to better identify the sequence in which it can enter markets and the factors that are most likely to influence its timetable for such entry. Those factors generally include the relative length of the introduction phase, which encompasses the product specification phase, the design phase, and the prototype and pre-production phase, and factors related to commercial production. For example, the high-end sporting goods market has been found to be characterized by short-term design cycles and "state-of-the-art" specifications that are driven by frequently changing consumer preferences. The resultant design and marketing issues experienced by the Company have delayed the timing of its expected entry into those markets. The Company expects to be able to deal with those and similar issues more readily and expeditiously as it gains design and production experience. The Company has also found, however, that niches in certain markets that are characterized by relatively short product design cycles, because product specifications are known, such as the automotive and aerospace industries, can be penetrated relatively quickly. Additionally, for certain of the Company's chosen markets, such as the hard drive disk field, the market penetration cycle is materially influenced by significant testing requirements.

     There can be no assurance that the Company will achieve its objectives, that it will develop successful strategies to penetrate its chosen markets, that it will enter markets in a timely and efficient manner, or that it will generate significant revenues in any market it enters.

Characteristics of Boralyn

     Boralyn is a metal matrix composite material principally composed of aluminum and boron carbide. The Company believes that Boralyn compares favorably to other materials with which it will compete in markets selected by the Company with respect to density, specific strength, specific stiffness, hardness and resistance to wear, fatigue and corrosion resistance, resonance and neutron absorption.

     Specific Strength/Specific Stiffness. The specific strength range (dependent somewhat on the grade) of Boralyn is substantially higher than that of aluminum and somewhat higher than that of many specialty steels and titanium. Boralyn has greater specific stiffness compared to titanium alloy, aluminum alloy and specialty steel. The combination of specific strength and specific stiffness is important for many products, such as premium-priced golf clubs and high-end bicycle frames and components, where the combination of strength, stiffness and light weight is important. For many applications, far less Boralyn is required to provide necessary strength and stiffness; conversely, for the same weight, Boralyn provides significantly more strength and stiffness than other competing materials. Many other applications, such as arrows, hockey sticks, baseball bats, golf club shafts and automotive and aerospace components, also benefit from these strength and stiffness advantages.

     Resistance to Wear. Boralyn provides greater wear resistance than aluminum or steel, and, therefore, can be used to advantage in applications where high wear resistance is significant, such as in engine blocks, brake discs, pistons and certain aircraft applications.

     Fatigue and Corrosion Resistance. Boralyn, in a 5% salt moist environment, endures a higher number of stress cycles than aluminum alloy. This property makes Boralyn superior to aluminum alloy for applications in which many stress cycles are encountered, particularly in certain corrosive environments. Any structural support where stress is applied repeatedly needs high fatigue characteristics. Bicycle frames and components, airplane structures, boat masts, booms and other marine components, piston rods and satellite supports are some of the applications where high fatigue resistance is necessary. Additionally, many of those applications take place in salty and moist atmospheric conditions.

     Resonance. Boralyn, due to its high stiffness, has lower resonance characteristics than glass and aluminum computer hard-disk substrates over rotational speeds ranging from 1,000 to 12,000 revolutions per minute. Boralyn disks exhibit minimal vibration over the entire range of rotational speeds experienced by current and planned hard-disk drives. The lower resonance of Boralyn is particularly advantageous in computer hard-disk drives, where lower resonance allows for closer head-to-disk distance at higher rotational speeds, characteristics that allow for greater storage capabilities and faster data transfer rates.

     Neutron Absorption. Neutron absorption (attenuation) in boron carbide-based materials such as Boralyn is primarily a function of the density (referred to as areal density) and degree of uniformity of distribution (i.e., homogeneity) of boron carbide particles within the material. The predictable homogeneity of Boralyn allows for the design of structures specific to a customer's requirements, without incorporating additional material. The Company believes competing materials may require as much as 40% additional material to compensate for irregular distribution of neutron-absorbing particles (i.e., relative lack of homogeneity) to achieve adequate levels of uniform absorption. Accordingly, Boralyn can produce the same neutron absorbing results as competing materials, but with less Boralyn, thereby reducing the weight and cost of the structure.

     Broad Range of Available Grades. Boralyn is available in various grades depending principally on the aluminum alloy of choice and the percent of boron carbide that is included. A specific grade can be matched to a specific application where a specific property or properties are to be highlighted. For example, in aerospace applications, where thermal expansion is a problem due to the extremes of the environment, the percentage of boron carbide can be increased to lower the thermal expansion. As another example, for better wearability, 35% boron carbide can be used for harder surfaces.

     Ease of Fabrication. In addition to the properties described above, Boralyn can be readily extruded and forged, can be used in a variety of casting processes, and has excellent brazing and welding capabilities. The Company has also developed what it believes to be superior manufacturing processes that benefit from the characteristics of Boralyn. The Company has filed a patent application for its soluble core method of manufacturing metal matrix composite die-cast structures, which allows for forming complex, hollow chambers and passages, often within a one-piece structure, thereby eliminating the need for welding together separate components or other secondary manufacturing processes.

     The physical characteristics of a variety of Boralyn grades have been subjected to, and were verified and supported by, studies and tests performed by independent third parties. Tests included specific strength, homogeneity, hardness, density, specific stiffness, chemical composition, neutron radiation absorption characteristics, fatigue, high temperature tensile strength, thermal expansion, thermal conductivity, compression strength and formability.

Products and Applications

     The Company is focusing its initial marketing efforts on the use of Boralyn in applications where its unique combination of properties, combined with its manufacturing capabilities, justify an appropriate price premium. These applications include the following:

     Golf Club Heads and Shafts. The U.S. wholesale market for premium-priced golf clubs was estimated by industry sources to be approximately $1 billion in 1996. The Company believes that the higher specific stiffness, higher specific strength and ease of fabrication of Boralyn allow golf club heads to be designed and manufactured with a larger "sweet spot" and better mass distribution, compared with titanium heads, thus, yielding what golfers term a "more forgiving" golf club. The higher specific stiffness of Boralyn enables the production of a club shaft with the "feel" of steel (i.e. greater control), but with a lighter weight.

     In September 1996, the Company and Taylor Made entered into an agreement providing for the development, production and purchase of Boralyn-based metalwood golf club heads. The Company and Taylor Made are continuing to develop the club head designs, tooling, production processes and promotional programs for both metalwoods and irons.

     In May 1997, the Company reached agreement with True Temper Sports to market golf club shafts using Boralyn. The Company and True Temper Sports are developing the related designs, tooling and production programs for the shafts.

     Computer Hard-disks. The U.S. wholesale market for computer hard-disk substrates was estimated by industry sources to be approximately 350 million units in 1997. The Company believes that disks for high-speed, high-capacity drives, which the Company is targeting in its marketing efforts, represent between 5% and 10% of the total market. The Company has produced disk substrates of Boralyn for, and has signed a Memorandum of Understanding with, Seagate Technology. The Memorandum of Understanding provides for the joint development of the Boralyn disk substrate and the joint manufacture of the disks. Compared with conventional aluminum and glass substrates currently in use as disks in computer hard drives, Boralyn disks exhibit higher stiffness, resulting in minimal vibration over the entire range of rotational speeds, from initial spin-up to current maximum speeds of existing substrates, as well as at substantially higher rotational speeds. The higher stiffness disks permit hard-disk drives to be designed for closer head-to-disk distances and higher rotational speeds, characteristics that allow for greater storage capacities and faster data transfer rates.

     Aerospace/Defense. In September 1997, the Company received its first aerospace production order for aircraft components from Cessna Aircraft Company. Production is expected to commence in the first half of 1998. The Company continues to produce samples and prototypes for other companies for a variety of aerospace and defense applications. Product areas that are part of the Company's initial focus include structural support for overhead luggage compartments, galley components and flooring, housings, high wear resistant components, components requiring vibration dampening and other parts not related to safety-of-flight. Other areas of future opportunity are believed by the Company to include aircraft structural members, nacelle components, low vibration rotating parts, actuators, bearings and armor for the military.

     Automotive. In October 1997, the Company received a production order for engine cradles for General Motors' EV-1 electric vehicle, which represents the Company's first order from the automotive industry. Production is expected to commence in the first half of 1998. Vehicle components such as the engine cradle benefit from decreased weight, improved material properties and the Company's precision manufacturing capabilities. Other component capabilities currently being marketed by the Company in the automotive field include frame and suspension parts, brake calipers and discs, wheels, drive shafts and engine components such as cylinder liners, pistons, connecting rods and cylinder heads.

     Consumer and Other. In 1997, the Company concluded its first production agreements for personal accessories. The agreements include production of watch bezels and cases for Mersey Manufacturers Limited and sunglass and safetyglass frames for Bolle Inc. Both agreements call for initial production to begin in the first half of 1998. The Company's capability to tailor Boralyn's properties to meet specialized product design requirements, the breadth of its manufacturing capabilities, and the marketing opportunity for customers to market their products using the Boralyn name provide the basis for the Company's marketing efforts in this general product category. The Company believes that the areas of specific opportunity include those where weight, high strength-to-weight ratios and wear or impact resistance are important product requirements.

     Neutron Shielding. Materials traditionally used for neutron absorption in nuclear reactors and disposal containers for radioactive products and waste require a separate neutron-absorbing material, such as boron carbide, encased in layers of metallic alloy, such as aluminum, supported by steel, in order to provide stiffness and structural integrity. The metal matrix structure of Boralyn, combined with its boron carbide ingredients, provides acceptable neutron absorption characteristics as well as stiffness in a homogeneous, single structure, with the advantages of ease of use and fabrication. The Company does not anticipate production orders for neutron shielding applications until late 1998 at the earliest, and there can be no assurance that any production orders will be obtained.

     There can be no assurance with respect to whether or when the Company's product will achieve meaningful market acceptance or whether or when the Company will obtain material revenues or become profitable, if at all.

Marketing and Customer Support

     The Company intends to achieve market penetration in selected markets through a multi-step process usually consisting of (i) initial discussions of the product application, highlighting the advantages of Boralyn, (ii) an engineering and marketing evaluation by the prospective customer of sample material and demonstration products, (iii) negotiation of appropriate agreements allowing the customer to use and market Boralyn-based products in the relevant application and market, and (iv) development of a production program where appropriate expenditures are made for tooling, equipment and quality control tests necessary to fulfill market requirements. The Company intends to sell primarily to OEM customers, with distribution from the Company manufacturing sites to customer facilities. The Company's policy is to seek to have its customers absorb a significant portion of design and development-related direct costs.

     Consistent with its business plan, the Company has to date entered into exclusive market arrangements with Taylor Made (with respect to metalwood golf club heads), True Temper Sports (with respect to golf club shafts and certain bicycle frames) and Bolle (with respect to sunglass and safety-glass frames). The exclusive periods range from three years to five years, and each arrangement imposes certain conditions on each party that affect, among other things, the commencement and maintenance of exclusivity. There can be no assurance that the conditions regarding exclusivity in the contracts to which the Company is a party will be met by either or both of the parties to any of such contracts, that the Company will extend or enter into any new contracts providing for exclusivity, or that any such contracts will prove to be beneficial to the Company.

     The Company's sales and marketing activities are expected to include substantial applications engineering support (to assist in the development of products for specific customers and markets), evaluation of Boralyn by institutions that specialize in technology and/or markets of this type, development of appropriate sales materials (such as specification sheets and corporate brochures) and promotion through participation at selected trade shows and selective advertising in journals and the trade press. These activities, even if successful, may not result in proportional or any revenue increases in the same period in which those activities occur. The Company's marketing activities have initially focused on prospective customers in the United States, with international sales activities being conducted on a narrowly focused basis in selected markets such as sports and neutron shielding. It is anticipated that broadly based international sales efforts will develop over the next 18 months.

Competition

     The materials industry in which the Company operates is highly competitive. The Company competes in its chosen markets against several larger domestic and multi-national companies, all of which are well established in those markets and have substantially greater financial and other resources than those of the Company. Competitive market conditions could adversely affect the Company's results of operations if it were required to reduce product prices to remain competitive or were unable to achieve significant sales of its products.

     The Company competes at two levels. First, the Company competes with material manufacturers, i.e. companies that manufacture and market a choice of materials for specific applications. In this area, the Company competes with (i) titanium, used widely today in premium-priced golf club heads, with the base material being supplied by companies such as RMI Titanium Company, Tremont Industries, Inc., and Titanium Metals Corporation of America (Timet); (ii) aluminum alloys, supplied by companies such as the Aluminum Corporation of America (Alcoa), Reynolds Metals Co., and Oregon Metallurgical Corporation; and
(iii) other metal matrix composites, such as that supplied by Duralcan Inc. For neutron shielding, current disposal containers typically use Boral(R), a boron and aluminum material supplied by AAR Brook & Perkins.

     At the second level, the Company competes with product fabricators. In the golf club market, companies fabricating clubs from titanium metal include Coastcast Corp. and Sturm, Ruger & Co., Inc. In the sports market generally, aluminum alloy and steel products are made by companies such as Easton Aluminum Inc. and Sandvik Steel Co. In the computer disk drive market, the aluminum disks are currently being made by Alcoa and Kobe Steel Company. In the automotive industry, companies such as Teledyne Cast Products, Kelsey-Hayes Co., Die Cast Products, Inc. and many others are competitors.

Patents and Trademarks

     The Company believes that protection of its proprietary technology and know-how is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with key employees, as well as by limiting the availability of certain critical information to a small number of key employees.

     The Company intends to pursue a vigorous patent application program in the United States and abroad. The Company has been issued six United States patents to date. The Company believes the initial patent issued, (United States Patent No. 5,486,223, originally issued to Robin A. Carden in January 1996, expiring in January 2014), provides protection for its proprietary Boralyn technology and contains claims that cover the use of Boralyn, particularly in high-end sporting goods and in certain other markets targeted by the Company.

         The following table summarizes the patents issued to the Company to date:

                       Patents Issued to Alyn Corporation

     Title                                  Patent No.        Issue Date        Description
     -----                                  ----------        ----------        -----------
1.    Metal Matrix Composite and            5,486,223        1/23/96          Methods and processes for making
      Method of Manufacture thereof                                           Boralyn

2.    Improved Metal Matrix                 5,613,189        3/18/97          Divisional (extension) of 5,486,223
      Compositions and Method of
      Manufacture Thereof

3.    Metal Matrix Composites and            5,669,059       9/16/97           Divisional (extension) of 5,486,223
      Methods of Manufacture Thereof

4.    Metal Matrix Compositions for          5,700,962       12/23/97          Use of boron carbide metal matrix
      Nuclear Shielding Applications                                           composites for neutron shielding

5.    Metal Matrix Composition for           5,712,014       1/27/98           Use of boron carbide metal matrix
      Substrates Used to make Magnetic                                         composites for hard-disk
      Disks for Hard Drives                                                    substrates

6.    Fabrication Methods for Metal          5,722,033       2/24/98           Extrusion and casting composite
                                                                               techniques for boron carbide metal
                                                                               matrix composites

     The Company has filed other patent applications, which are pending. The Company is not aware of any reason why its pending applications should not be granted with claims that will provide adequate coverage and protection for its anticipated business activities, although there can be no assurance in that regard.

     The Company believes that its current and anticipated business does not infringe on any patent owned by others, although there can also be no assurance that the Company's products will not infringe the patent rights of others or that it will not be forced to expend substantial funds to defend against infringement claims of, to obtain licenses from, or to enforce its patents against third parties.

Research and Development

     The Company continuously engages in the development of new products and improvements to its existing formulations and maintains laboratory facilities for these purposes, as well as a network of outside independent test laboratories. The Company has opened a facility in Fremont, California, for the purpose of research and development efforts in the computer hard-disk market. The research and development department employed ten people on December 31, 1997, including four employees at the Fremont facility. The Company's past research and development efforts focused on various applications for cast, forged and extruded Boralyn products, the tooling and methods for product production, and the formulation of other metal matrix composites using magnesium and titanium.

     It is expected that formulations and techniques will continue to be developed and refined by the Company through empirical tests and prototype development. The Company expects that it will continue to devote substantial resources to research and development efforts. The costs of those efforts will be recorded, for accounting purposes, as expenses as they are incurred, notwithstanding that the benefits, if any, from the Company's research and development efforts (in the form of increased revenues or decreased product costs) may not be reflected in the Company's operating results, if at all, until subsequent periods.

     There can be no assurance that the Company's research and development efforts will be successful in generating new or improved products or processes, or that, if successful, such products or processes will lead to increased revenues or profitability.

Manufacturing and Supply

     Raw materials used by Alyn are principally aluminum and boron carbide. The Company is not dependent on the availability of supplies from any single source. The Company presently purchases boron carbide from a limited number of suppliers, including one supplier who provides approximately 50% of the Company's current requirements. Although the Company believes that boron carbide is available from other suppliers, there can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis or at prices and terms deemed reasonable by the Company. Alyn's other principal raw material, aluminum, is available from several domestic suppliers.

     Boralyn is produced primarily by two methods. The first utilizes powder technology. By this method, the various powdered elements are blended dry and mixed uniformly to avoid stratification and settling. After the particulates have sufficiently mixed, they are directed into a die and then into a cylindrical container, where the particulates are subjected to up to 85,000 pounds per square inch (psi) of pressure, transforming the elements into a solid billet. These Boralyn billets are used to extrude forms such as plate and tubes, for use in various consumer products and other end uses. The second method utilizes a molten process by which boron carbide powder is added into the molten base alloy and then formed and cooled to create ingots for casting. Applications include various automotive and consumer products.

     The Company maintains a strict internal quality control system to monitor the quality of production at its facility. Alyn's quality control laboratory is capable of conducting both physical and chemical testing. The Company also monitors the quality of processes that are completed by subcontractors through frequent tests and material certification. The Company maintains product liability insurance at levels it believes to be adequate.

     The Company intends to maintain a sufficient inventory of raw materials and Boralyn billets and ingots on site to meet its production requirements. Finished goods are expected to be immediately shipped at the time of production to the Company's customers by commercial carriers and not remain at the Company's plant.

Government Regulations

     The Company's manufacturing operations are subject to a wide range of federal, state and local regulations, including those covering the discharge, handling and disposal of hazardous waste regulations contained in the environmental laws. Plant and laboratory safety requirements of various occupational safety and health laws are also applicable to all the Company's facilities and operations.

     The Company believes it complies in all material respects with regard to governmental regulations applicable to it. To date, those regulations have not materially restricted or impeded the Company's operations.

Management Information Systems

     The Company installed a software system designed for manufacturing enterprises in April 1997. Management is currently planning to implement a fully integrated system designed to meet management's future information and accounting requirements. Such requirements are anticipated as a result of the Company's manufacturing methodology and large-scale production of Boralyn projected to meet future sales growth, should it materialize. The Company believes its current management information systems are Year 2000 compliant. All future systems purchased will likewise include requirements for compliance.

Personnel

     The Company employed 61 persons as of December 31, 1997, including three Company executive officers, ten research and development personnel, 26 manufacturing personnel and eight persons engaged in sales and marketing activities. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good.

Risk Factors

     In addition to historical information, this Annual Report includes forward-looking statements that involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. In evaluating forward-looking statements and the Company's performance, readers are urged to read carefully the following Risk Factors, as well as other cautionary statements contained in this Annual Report.

     Emerging Technology; Substantial Risk of Uncertain Market Acceptance. Since commencement of operations in 1990, the Company has been engaged in the formulation, development and fabrication of Boralyn for use in commercial and consumer products. As with any new technology, there is substantial risk that the marketplace may not be receptive to products based on it. Market acceptance of the Company's products will depend, in large part, upon the pricing of those products and the Company's ability to manufacture and deliver them on a timely basis, as well as the ability of the Company to demonstrate the advantages of its products over competing material methodologies and products. The Company has experienced, and will continue to experience, long sales cycles and lengthy customer product design times prior to production orders. There can be no assurance that the Company will be able to market Boralyn successfully or that any of the Company's future boron carbide-based or other products will be accepted in the marketplace. The costs of the Company's marketing efforts will be substantial and will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from those marketing efforts (in the form of revenues) may not be reflected, if at all, until subsequent periods.

     Limited Operating History; Prior Losses. The Company has a limited operating history, having commenced its materials development and manufacturing activities in 1990, and having had extremely limited revenues through 1997. The Company had a net loss of $7,316,000 for the year ended December 31, 1997 and $2,255,000 for the year ended December 31, 1996. The Company anticipates incurring operating losses for the current fiscal year, and may continue to incur losses thereafter. There can be no assurance that the Company will ever achieve profitability or maintain profitability, if achieved, on a consistent basis. Moreover, the Company has entered into a five-year lease for its main facility in Irvine, California, and a ten-year lease for its additional facility, also in Irvine, and the Company has committed substantial capital to furnish both facilities with significant production capability. Unless and until the Company achieves a significant level of sales of Boralyn-based products, the Company will have substantial production overcapacity and underabsorbed costs that would cause the Company to incur substantial additional operating losses.

     No Manufacturing Experience; Reliance on Manufacturing Facilities. The Company has only recently developed internal manufacturing capacity and has no experience in manufacturing its products in commercial quantities. The Company intends to manufacture its products at its facilities in Irvine, California. The current facilities include casting (including soluble core), forging and extrusion capabilities, although there can be no assurance that these capabilities will be adequate for all of the Company's future fabrication requirements, or, on the other hand, that the Company will be able to fully utilize the plants' capacity. The manufacturing processes for Boralyn utilize high temperature and high pressure and may be subject to volatile chemical reactions. A mechanical or human failure or unforeseen condition, including natural disasters such as earthquakes, characteristic of Southern California, could result in temporary interruption of the Company's manufacturing capacity. Moreover, the Company's manufacturing operations will use certain equipment that, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of the Company's manufacturing operations. Although the Company has obtained business interruption insurance with coverage for lost profits and out-of-pocket expenses up to $8 million per occurrence, and presently maintains, and intends to continue to maintain, other property and casualty coverage, an extended interruption of operations at the Company's manufacturing facilities would have a material adverse effect on the business of the Company.

     Need for Future Capital. Future growth will be dependent, in part, upon the capital resources available to the Company from time to time. The Company's ability to obtain future debt financing will be dependent in part on the quality and amount of the Company's trade receivables and inventory. The Company believes that internally generated funds, cash on hand and debt financing obtained in December 1997 should satisfy the Company's anticipated capital needs through 1998. However, there can be no assurance that those funds will be sufficient to support the Company's business strategy or that, if additional financing is required, it will be available in amounts or on terms acceptable to the Company, if at all.

     Revenue Timing; Quarterly Fluctuations in Operating Results. The Company has experienced, and will likely continue to experience, long sales cycle times, lengthy customer design processes for new product introductions, and market trends that may significantly limit management's ability to forecast accurately time-to-market schedules or short-term results of operations. The Company's operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in the Company's products and personnel and the size and actual delivery dates of orders. The Company's operating results for any particular quarter are not necessarily indicative of any future results. Fluctuations caused by variations in quarterly operating results or the Company's failure to meet analysts' projections or public expectations as to operating results may adversely affect the market price of the Company's Common Stock.

     Rapid Technological Change and New Product Development. The Company operates in a rapidly evolving field - advanced composite materials - that is likely to be affected by future technological developments. The Company's ability to anticipate changes in technologies, markets and industry trends, and to develop and introduce new and enhanced products on a timely basis will be critical factors in its ability to grow and remain competitive. There can be no assurance that new products will be completed or that any new products can be marketed successfully. In addition, development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions. Moreover, the Company expects that it will devote substantial resources to research and development efforts. For accounting purposes, the costs of those efforts will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from the Company's research and development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods.

     Possible Dependence on Significant Customers; Exclusivity Granted to Certain Customers. In view of the early stage nature of the Company's business, currently it has only a limited number of customers, several of whom are material to the Company's near term results of operations. In an effort to obtain market penetration quickly, the Company has granted market exclusivity to certain of its material customers, thereby eliminating near-term market competition for its products in certain fields. Even after the Company matures, however, certain customers may be material to the business, operations and future prospects of the Company. There can be no assurance that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or the Company being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers could have a material adverse effect on the business and operations of the Company.

     Dependence on Patents. The Company has been granted one United States patent that it believes provides protection for its proprietary Boralyn technology and contains claims that cover the use of Boralyn. The Company has also been granted additional patents, including divisional (extension) patents and continuation-in-part patents, that stem from the Company's original patent application. The Company has also applied for additional patents. There can be no assurance that the Company's existing patents or any other patents that may be granted, will be valid and enforceable or provide the Company with meaningful protection from competitors. Further, there can be no assurance that any pending patent application will issue or that any claim thereof will provide protection against infringement. If the Company's present or future patent rights are ineffective in protecting the Company against infringement, the Company's marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe any patent issued to the Company, the costs of enforcing the Company's patent rights may be substantial or even prohibitive. There can also be no assurance that the Company's future products will not infringe the patent rights of others or that the Company will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. The Company currently has only limited patent protection for its technology outside the Untied States, and may be unable to obtain even limited protection for its proprietary technology in certain foreign countries.

     Competition. The materials industry is highly competitive. The Company competes in its chosen markets against several larger domestic and multi-national companies, all of which are well established in their respective markets and have substantially greater financial and other resources than the Company. Competitive market conditions could adversely affect the Company's results of operations if it were required to reduce product prices to remain competitive or were unable to achieve significant sales of its products.

     Product Liability Risks. The Company faces an inherent business risk of exposure to product liability claims in the event that any of its products are alleged to be defective or cause harmful effects. The cost of defending or settling product liability claims may be substantial. The Company currently maintains, and intends to continue to maintain, product liability insurance coverage. There can be no assurance that the Company will be able to obtain such insurance on acceptable terms in the future or that such insurance will adequately cover any claims.

     Dependence on Principal Suppliers. The Company presently purchases its principal raw material, boron carbide, from a limited number of suppliers, including one supplier that provides approximately 50% of the Company's present requirements. The Company's business would be materially and adversely affected if it were unable to continue to purchase boron carbide at prices and on terms comparable to those presently available from its principal suppliers. Although the Company believes that boron carbide is available from other suppliers, there can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis or at prices and on terms deemed reasonable by the Company.

     Dependence on Management. The Company's future success and profitability is substantially dependent upon the performance of its senior executives, including Robin A. Carden, the Company's founder and principal stockholder, and Walter R. Menetrey, its Chief Operating Officer. Each of the Company's senior executives has an employment agreement with the Company and has a substantial equity interest in the Company through ownership of shares of Common Stock or the grant of options to purchase shares of Common Stock. The loss of Mr. Carden's or Mr. Menetrey's services could have a material adverse effect on the Company. Moreover, the Company does not maintain key-man life insurance on any of its executives, other than a $5.0 million policy on the life of Mr. Carden. The Company's future growth will also be dependent upon its ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. By reason both of its location and the nature of its business, the Company believes it will experience significant competition for qualified management, supervisory, engineering and other personnel. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth.

     Management Information Systems. The Company installed a software system designed for manufacturing enterprises in April 1997. Management is currently planning to implement a fully integrated system designed to meet management's future information and accounting requirements. Such requirements are anticipated as a result of the Company's manufacturing methodology and large-scale production of Boralyn projected to meet future sales growth, should it materialize. There can be no assurance that current or planned management information systems will be adequate for the Company's future needs.

     Dependence on Trademarks for Current and Future Markets. The market for the Company's products is and will remain dependent in part upon the goodwill engendered by its trademarks and trade names. Trademark protection is therefore material to the Company's business. Although Boralyn is registered in the United States, there can be no assurance that the Company will be successful in asserting trademark or trade name protection for its significant marks and names in the United States or other markets, and the costs to the Company of such efforts could be substantial.

     Control by Certain Stockholders; Anti-takeover Provisions. Certain of the Company's present stockholders own a substantial majority of the outstanding shares of Common Stock. Consequently, those stockholders have the ability to elect all the Company's directors and to control the outcome of all other issues submitted to the Company's stockholders. Additionally, the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote of, or action by, the Company's stockholders. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. Although the Company has no present intention to issue shares of Preferred Stock, any issuance of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have an effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Certain provisions of Delaware law applicable to the Company may also discourage third-party attempts to acquire control.

     Shares Eligible for Future Sale. Future sales of shares of Common Stock by existing stockholders pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended, or otherwise, could have an adverse effect on the price of the shares of Common Stock. In addition, the Company has contractually granted certain of its existing stockholders, including, among others, Robin A. Carden (the Company's President, Chief Executive Officer and a director); Walter R. Menetrey (the Company's Executive Vice President and Chief Operating Officer);
M. Kingdon Offshore NV; Kingdon Associates, L.P.; and Kingdon Partners, L.P. (of each of which Michael Markbreiter, a director of the Company, is an affiliate); Udi Toledano (the Chairman of the Company's Board of Directors) and Edelson Technology Partners III (of which Harry Edelson, a director of the Company, is an affiliate), certain registration rights. No prediction can be made as to the effect that future sales of Common Stock, or the availability of shares of Common Stock for future sales, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

     Possible Volatility of Stock Price. Trading volume and prices for the Common Stock could be subject to wide fluctuations in response to quarterly variations in operations, results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by the Company, including the sale or attempted sale of a large amount of securities in the public market, the registration for resale of any shares of Common Stock, and the effect on the Company's earnings of existing or future equity-based compensation awards to management. The market price of the Company's Common Stock could also be influenced by developments or matters not related to the Company.

2. PROPERTIES

     The Company leases its current operating facility in Irvine, California, under a five-year lease entered into in June 1996, with a five-year renewal option. The 48,000 square foot, primarily single-story facility, is located on a three-acre site at 16761 Hale Avenue in Irvine in an industrial park with close proximity to truck, rail and air (John Wayne Airport, a major regional airport in Orange County) connections and a highly trained labor pool. Of the total 48,000 square foot area of the facility, approximately 10,000 square feet are used for office space and approximately 38,000 square feet are used for manufacturing operations dedicated to Boralyn billet manufacturing, including powder consolidation and sintering (approximately 10,000 square feet), extrusion of tubes and other shapes and forging (approximately 8,000 square feet), die casting (approximately 8,000 square feet), and secondary processes and warehousing.

     The Company has begun renovation and leasehold improvements on an additional 84,000 square foot building located at 17021 Von Karman Ave, Irvine, California, under a ten-year lease commencing on February 1, 1998, with a five-year renewal option. This additional facility is located approximately one half mile from the Company's main facility and will be dedicated to extrusion and forging. The additional facility, which will house the Company's new 4,000-ton extrusion press, is expected to be completed in the second quarter and fully operational in the third quarter of 1998.

     These facilities are designed for expansion of capacity to match future needs over the next several years, with additional warehousing to be leased at a nearby location, if required. There can be no assurance that these facilities will be adequate for the Company's entire future fabrication requirement, or, alternatively, that the Company will be able to fully utilize the capacity of its additional facility. The Company believes its current and additional facility will be adequate for its contemplated needs.

     A research and development facility dedicated to the development of computer disk substrates used in hard-disk drives was established in February 1997 at 4576 Enterprise Street, Fremont, California, approximately 400 miles from the Company's Irvine facilities. The three-year lease commenced on February 1, 1997 and will expire on January 31, 2000. The facility originally occupied 3,900 square feet of industrial space, but was expanded to 7,800 square feet in October 1997.

3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending or, to the Company's best knowledge, presently threatened against the Company.

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1997.

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed for quotation under the symbol "ALYN" on the National Market of The Nasdaq Stock Market, Inc. The following table sets forth the high and low per share bid prices for the Company's Common Stock for each quarterly period since the completion of the Company's initial public offering on October 22, 1996.

                                                   Common Stock
       Calendar Year                               High      Low

       1996
       Fourth Quarter                               16        10

       1997
       First Quarter                                13.5        8.25
       Second Quarter                               12.62       8.38
       Third Quarter                                17.62       6.88
       Fourth Quarter                               16.62       9.5

     As of February 24, 1998, there were 42 holders of record of the Company's Common Stock. The Company believes that the number of beneficial owners as of that date exceeds 750.

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

6. Selected Financial Data
  (In thousands except per share data)

                                                             Alyn                                    Old Alyn
                                               ---------------------------------- -----------------------------------------------
                                                                   Period from    Period from
                                                                   May 2, 1996     January 1,
                                                  Year ended           to             1996
                                                 December 31,     December 31,     to May 1,        Years ended December 31,
                                               ---------------------------------- ------------- ---------------------------------
                                                     1997             1996            1996         1995      1994        1993
                                               ---------------------------------- ------------- --------------------- -----------
Statements of Operations Data:

Net revenue                                                 $364             $90          $104        $319      $309        $540
                                               ---------------------------------- ------------- --------------------- -----------

Costs and expenses:
     Cost of goods sold                                      323              80            34         203        92         265
     Establishment of manufacturing facilities             1,809             262
     General and administrative expenses                   2,633           1,257            53         219       352         259
     Selling and marketing                                 1,371             587            23          52       143         114
     Research and development                              2,338             283             7          79       180          24
                                               ---------------------------------- ------------- --------------------- -----------

     Total costs and expenses                              8,474           2,469           117         553       767         662
                                               ---------------------------------- ------------- --------------------- -----------

     Operating loss                                      (8,110)         (2,379)          (13)       (234)     (458)       (122)

Other income (expense), net                                  806             141           (2)        (10)      (11)         (3)
                                               ---------------------------------- ------------- --------------------- -----------

Loss before provision for income taxes                   (7,304)         (2,238)          (15)       (244)     (469)       (125)

Provision for income taxes                                    12               1             1           1         1           1
                                               ---------------------------------- ------------- --------------------- -----------

Net loss                                                ($7,316)        ($2,239)         ($16)      ($245)    ($470)      ($126)
                                               ================================== ============= ===================== ===========

Per Share Data:

Basic and diluted net loss per share                     ($0.68)         ($0.25)
                                               ==================================

Common shares used in computing                           10,750           8,800
                                               ==================================
     net loss per share (Note 1)



Balance Sheet Data:                                                   1997            1996         1995      1994        1993
                                                                 ---------------- ------------- --------------------- -----------

Working capital (deficit)                                                $11,717       $23,494      ($382)    ($133)         $18
Total assets                                                              31,127        32,203         128       193         219
Long-term obligations                                                      5,501             0         128       128         128
Total stockholders' equity (deficit)                                      23,750        31,066       (490)     (245)        (99)

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials and products, utilizing proprietary technology for the application of boron carbide in combination with aluminum alloys, under the name Boralyn. The Company was granted a patent regarding Boralyn in January 1996. In 1995 and 1996, Boralyn sales were primarily the result of prototype orders. In September 1996, the Company and Taylor Made entered into an agreement that provides for the production and purchase of Boralyn-based metalwood golf club heads through June 30, 1999 and an exclusive license through that date should specific minimum volume requirements be met. In May 1997, the Company and True Temper Sports entered into an agreement that provides for the production and purchase of Boralyn-based golf club shafts through August 31, 2003 and an exclusive license through that date should specific minimum volume requirements be met. Under a five-year agreement entered into in September 1997, the Company is to supply True Temper Sports with tubing for bicycle frame sets and components. The Company and Bolle Inc. have entered into an agreement that provides for the purchase of approximately $5 million of sunglass frames over a three-year period, with the first deliveries scheduled for mid-1998. Under a multi-year agreement entered into in October 1997, the Company will be the sole supplier of the engine cradle for General Motors Corporation's new consumer electric vehicle, EV-1, commencing in mid-1998. The Company has also entered into a joint development effort with Seagate Technology to produce alternative computer hard-disk substrates. The Company does not expect to achieve sales of Boralyn prior to the first quarter of 1998, and there can be no assurance that any significant sales will be achieved. The Company was unprofitable through December 31, 1997, incurring a loss of $7,316,000 for the full year 1997, as a result of start-up expenses in anticipation of production orders. The Company may continue to incur losses.

Results of Operations

     For purposes of comparison with the results of operations for the year ended December 31, 1997, the results of operations for the period January 1, 1996 through May 1, 1996 and the period from May 2, 1996 through December 31, 1996 have been aggregated.

     Total revenues for 1997 increased 88% to $364,000 from $194,000 in 1996. The increase was the result of additional prototype sales of Boralyn-based products and revenue on custom-built tooling. In 1996, total revenue decreased 39% to $194,000 from $319,000 in 1995. The decrease was the result of management's decision to focus its efforts on sales of Boralyn-based products and to reduce its efforts to sell boron carbide powders and ceramic products.

     Cost of goods sold increased 183% to $323,000 in 1997 from $114,000 in 1996. Cost of goods sold for 1997 increased as a percentage of total revenue to 89% from 59% in 1996. The increase was primarily attributable to the lower margin on sales of custom-built tooling and prototype sales. Certain customers have renegotiated tooling contracts, where future tooling payments are to be treated as a reimbursement of tooling expenses as opposed to being recorded as revenue. In 1996 cost of goods sold decreased 44% to $114,000 from $203,000 in 1995, reflecting primarily the reduction in revenues. Cost of goods sold as a percentage of total revenue decreased in 1996 to 59% from 64% in 1995. The decrease reflected the change in product mix which included a greater proportion of higher margin Boralyn-based products in 1995.

     Expenses incurred in 1997 in establishing a manufacturing facility increased 591% to $1,809,000 from $262,000 in 1996. The increase was primarily attributable to the additional manufacturing management and related pre-operating costs incurred by the Company in building its infrastructure and installed machinery and equipment to produce Boralyn-based products. The increase in 1997 was the result of occupying the building for the entire year as compared to only the fourth quarter in 1996. The Company expects to begin production in 1998 and anticipates reaching normal production levels by the end of 1998. There were no expenses incurred during 1995 for establishment of manufacturing facilities.

     General and administrative expenses for 1997 increased 101% to $2,633,000 from $1,310,000 in 1996. The increase was primarily the result of doubling the Company's staff in preparation for production, including professional services and other administrative costs. In 1996, general and administrative expenses increased 498% to $1,310,000 from $219,000 in 1995. The increase was the result of additional staff and administrative costs associated with the transition of the Company to fully commercialize Boralyn.

     Selling and marketing expenses in 1997 increased 125% to $1,371,000 from $610,000 in 1996. The increase was the result of an increase in marketing expenses incurred in the expanding marketing efforts for Boralyn-based products. These expenses will continue to increase to support anticipated Company growth. Selling and marketing expenses increased 1,073% to $610,000 in 1996 from $52,000 in 1995. This increase was the result of increased sales staff, including specialists in sporting goods, computers, and transportation industries, marketing staff and an increase in marketing expenses incurred in the start-up marketing efforts for Boralyn-based products.

     Research and development expenses in 1997 increased 706% to $2,338,000 from $290,000 in 1996. This increase was attributable to an increase in ongoing development programs, including establishment of the research facility in Fremont, California, which focuses solely on the computer hard-disk substrate market. Research and development expenses are expected to increase as the Company expands programs to support the development of Boralyn-based products. In 1996, research and development expenses increased 267% to $290,000 from $79,000 in 1995. The increase was attributed to an increase in research staff and ongoing development programs associated with the Company's transition for Boralyn commercialization.

     The Company's customer sales contracts are quoted in U.S. Dollars, such that there is no current foreign exchange exposure. However, there can be no assurance that market conditions will allow continued pricing in U.S. Dollars and may require pricing in local currencies. The Company's agreements for the purchase of raw materials and tooling which are obtained from sources outside the United States are also quoted in U.S. Dollars, although current purchase agreements do not exceed one year. Raw material and tooling prices may be affected materially and adversely by currency value fluctuations.

Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $11,717,000 as a direct result of the completed initial public offering in October 1996 of 2,750,000 shares of its Common Stock at a price of $13.50 per share, which generated net proceeds to the Company of approximately $33.3 million after expenses, and the debt financing of $6.5 million completed in December 1997. Working capital at December 31, 1996 was $23,494,000. During 1997, the Company invested approximately $7.3 million in new machinery, equipment and production facilities and $3.1 million in deposits on equipment. In 1996, the Company invested approximately $5.1 million in capital equipment for new production facilities, equipment and tooling and $1.7 million in deposits on equipment. In accordance with investment guidelines approved by the Company's Board of Directors, cash balances in excess of those required to fund operations have been invested in interest-bearing high quality short-term investment grade corporate and government securities.

     The Company's future liquidity and capital funding requirements will depend on numerous factors, including principally results of marketing its Boralyn-based products, their acceptance in the market, and the costs and timing of growth in sales, marketing and manufacturing activities. The Company intends to use debt financing for some of its existing and future capital equipment needs. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources and future capital equipment financing will be sufficient to satisfy its contemplated cash requirements through 1998.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 for a list of the Alyn Corporation Financial Statements and Schedules and Supplementary Information filed as part of this Annual Report.

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, insofar as it relates to Directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1998.

     The current Directors and Executive Officers of the Company, each of whom is expected to continue in his respective position immediately following the 1998 Annual Meeting, are:

Name                             Age        Position
Robin A. Carden                  40         President, Chief Executive Officer and a Director
Walter R. Menetrey               64         Executive Vice President, Chief Operating Officer and a Director
Richard L. Little                53         Vice President, Finance and Administration and Chief Financial Officer
Harry Edelson                    61         Director
Michael Markbreiter              36         Director
Udi Toledano                     47         Chairman of the Board and a Director

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

     Walter R. Menetrey has been the Executive Vice President, Chief Operating Officer and a Director of the Company since May 1996. From August 1992 to April 1996, he worked as an independent management consultant to numerous companies engaged in, among other things, the security and software industries. Prior to July 1992, Mr. Menetrey was Chief Executive Officer of Meret, Inc., a company engaged in the manufacture and sale of fiber optics communications equipment. In July 1995, Mr. Menetrey filed for personal bankruptcy under Chapter 7 of the Bankruptcy Code, and was granted a discharge of the claims of certain creditors pursuant to Section 727 of the Bankruptcy Code in November 1995. Mr. Menetrey received a Bachelor of Science in Physics and a Master of Science degree in Electrical Engineering from the California Institute of Technology.

     Richard L. Little has been the Vice President, Finance and Administration and Chief Financial Officer of the Company since May 1997. Mr. Little was Executive Vice President of d'essence Designer Fragrances, a marketer of fine perfumes and related products from 1995 to 1997 and President of d'essence International from 1996 to 1997. From 1994 to 1995 he was Chief Operating Officer and Chief Financial Officer of Graphix Zone, a publicly traded producer of CD-ROMS. In 1989, Mr. Little co-founded Bainbridge International Holdings, a merchant bank specializing in acquiring middle market companies. From 1986 to 1989, Mr. Little was Chief Financial Officer, Vice President Finance, Treasurer and Secretary of Teradata Corporation, a publicly traded manufacturer and marketer of supercomputers for managing very large data bases. Before Teradata, Mr. Little was Chief Financial Officer of Quotron Systems, a publicly traded provider of on-line financial information services. Mr. Little has a Bachelor of Science degree in Engineering and Masters of Business Administration in Finance from the University of California, Los Angeles. He is also a CPA.

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

     Michael Markbreiter has been a Director of the Company since May 1996. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Since December 1997, Mr. Markbreiter has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

     Udi Toledano has been a Director of the Company since May 1996 and Chairman of the Board since January 1997. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993. Prior to that he was the president of CR Capital Inc., a private investment company, for more than five years. He has been an advisor to various public and private corporations, none of which competes with the Company. Since May 1996, Mr. Toledano has been a Director of HumaScan Inc., a publicly traded medical device company, and since April 1995 he has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Since July 1994, Mr. Toledano has been a Director of Universal Stainless & Alloy Products, Inc., a publicly traded specialty steel producing company.

     All Directors hold office until the Annual Meeting of Stockholders, scheduled to be held on June 3, 1998, and the election and qualification of their successors.

11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1998.

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1998.

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 3, 1998.

                                     PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed with this Report.

     The following statements, schedules and documents are filed as part of this report.

          1.   Financial Statements

               The  financial  statements  listed  in the  accompanying  List of
               Financial   Statements   covered   by   Report   of   Independent
               Accountants.

          2.   Financial Statement Schedules

               None

          3.   Exhibits

               Exhibit
                Number        Description

                3.1*    Restated Certificate of Incorporation.

                3.2*    By-Laws of the Registrant.

                4.1* Specimen Copy of Stock Certificate for shares of Common Stock.

                4.2* Stockholder Agreement, dated as of May 1, 1996, by and among the Company and certain stockholders of the Registrant.

                10.1*   1996 Stock Incentive Plan of the Registrant.

                10.2* Employment Agreement between the Company and Robin A. Carden, dated as of April 1, 1996, as amended by Amendment Number One, dated as of April 30, 1996.

                10.3* Form of Employment Agreement between the Company and certain senior executives.

                10.4* Lease, dated as of June 12, 1996, between the Registrant and Taylor-Longman, with respect to premises at 16761 Hale Avenue, Irvine, California.

                10.5* Sale of Goods Agreement and Exclusive License, dated as of September 10, 1996, by and between Taylor Made Golf Company, Inc. and the Registrant (for which confidential treatment has been granted with respect to certain provisions).

                10.6** Exclusive Customer Agreement, dated as of May 13, 1997, by and between True Temper Sports and the Registrant (for which confidential treatment has been granted with respect to certain provisions).

                10.7 Lease, dated as of July 1, 1997, as amended by First Amendment to Lease, dated as of December 23, 1997, between the Registrant and the Irvine Company, with respect to premises at 17021 Von Karman Avenue, Irvine, California.

                23      Consent of Price Waterhouse LLP

                27.1    Financial  Data Schedule for the year ended December 31,
                        1997.

                99.1*   U.S. Patent Number 5,496,223, dated January 23, 1996.

        (b) Reports on Form 8-K.

     The Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

--------------

* Incorporated by reference to the Registrant's Registration Statement of Form S-1 (File no. 333-09143) and any amendments thereto.

** Incorporated by reference to the Registrant's Current Report on Form 8-K, dated August 13, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ALYN CORPORATION

                                  By:    /s/   Robin A. Carden
                                         ---------------------
                                         Robin A. Carden
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                             Title                       Date

/s/ Robin A, Carden                 President, Chief Executive           March 10, 1998
---------------------------         Officer and Director
Robin A. Carden                     (principal executive officer)



/s/ Richard L. Little               Vice President, Finance and          March 10, 1998
---------------------------         Administration and Chief
Richard L. Little                   Financial Officer (principal
                                    financial and accounting officer)



/s/ Walter R. Menetrey              Executive Vice President, Chief      March 10, 1998
---------------------------         Operating Officer and Director
Walter R. Menetrey


/s/ Harry Edelson                   Director                              March 10, 1998
---------------------------
Harry Edelson


/s/ Michael Markbreiter             Director                              March 10, 1998
----------------------------
Michael Markbreiter


/s/ Udi Toledano                    Chairman of the Board and             March 10, 1998
----------------------------        a Director
Udi Toledano



                            FORM 10-K ITEM 14 (a)(1)

                                ALYN CORPORATION
                          LIST OF FINANCIAL STATEMENTS





The following financial statements of
Alyn Corporation are included in Item 8:

Report of Independent Accountants . . . . . . . . . . . . . . . . . .  . . .F-2
Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . .
Statement of Operations . . . . . . . . . . . . . . . . . . . . . . .  . . .
Statement of Stockholders' Equity . . . . . . . . . . . . . . . . . .  . . .
Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .  . . .
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .  . . .

     Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Alyn Corporation

     We have audited the accompanying balance sheet of Alyn Corporation (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and of cash flows for the year ended December 31, 1997 and for the period from May 2, 1996 through December 31, 1996. We have also audited the statements of operations, stockholders' equity (deficit) and of cash flows of Old Alyn for the period from January 1, 1996 through May 1, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of operations and cash flows of the Company and of Old Alyn for the periods described in the first paragraph above, in conformity with generally accepted accounting principles.



PRICE WATERHOUSE LLP
Costa Mesa, California
January 16, 1998

                                ALYN CORPORATION
                                 BALANCE SHEET




                                                December 31,        December 31,
                                                    1997               1996
                                                -----------         ------------
                                      ASSETS
Current assets:

  Cash and cash equivalents                      $13,126,000         $24,411,000
  Accounts receivable, net of allowance
    for doubtful accounts of $25,000 in 1997
    and $4,000 in 1996                                94,000              57,000
  Inventories                                        172,000              41,000
  Other current assets                               201,000             122,000
                                                 -----------        ------------
          Total current assets                    13,593,000          24,631,000

  Equipment, furniture and fixtures, net          13,302,000           5,027,000
  Other assets, net                                3,454,000           1,771,000
  Intangibles, net of accumulated amortization
    of $152,000 in 1997 and $56,000 in 1996          778,000             774,000
                                                  ----------        ------------
                                                 $31,127,000         $32,203,000
                                                 ===========        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

  Accounts payable                                 $551,000             $945,000
  Current portion of long term debt                 999,000                   -
  Accrued and other current liabilities             326,000              192,000
                                                   --------             --------
          Total current liabilities               1,876,000            1,137,000

Long term debt (Note 4)                           5,501,000

Commitments and contingencies (Note 8)

Stockholders' equity:

  Preferred stock, $0.001 par value;
    5,000,000 shares authorized;
    no shares issued and outstanding

  Common stock, $0.01 par value;
    20,000,000 shares authorized;
    10,750,000 shares issued and
    outstanding                                       11,000             11,000

  Additional paid-in capital                      33,294,000         33,294,000
  Accumulated deficit                             (9,555,000)        (2,239,000)
                                                 -----------        -----------
    Total stockholders' equity                    23,750,000         31,066,000
                                                 -----------        -----------
                                                 $31,127,000        $32,203,000
                                                 ===========        ===========

See accompanying notes to financial statements

                                ALYN CORPORATION
                             STATEMENT OF OPERATIONS



                                                                    Alyn                                   Old Alyn
                                                         --------------------------------      ----------------------------------
                                                             Year        Period From             Period From             Year
                                                            Ended      May 2, 1996 to          January 1, 1996          Ended
                                                         December 31,   December 31,              to May 1,          December 31,
                                                             1997           1996                    1996                 1995
                                                         --------------------------------      ----------------------------------

Net sales                                                     $305,000            $25,000           $104,000            $261,000
Contract revenue                                                59,000             65,000                  -              58,000
                                                               -------            -------           --------             -------
       Total revenue                                           364,000             90,000            104,000             319,000



Costs and expenses:
      Cost of goods sold                                       323,000             80,000             34,000             203,000
      Establishment of manufacturing facilities              1,809,000            262,000                  -                   -
      General and administrative expenses                    2,633,000          1,257,000             53,000             219,000
      Selling and marketing                                  1,371,000            587,000             23,000              52,000
      Research and development                               2,338,000            283,000              7,000              79,000
                                                             ---------            -------              -----              ------
          Total costs and expenses                           8,474,000          2,469,000            117,000             553,000
                                                             ---------          ---------            -------             -------


          Operating loss                                    (8,110,000)        (2,379,000)           (13,000)          (234,000)

Interest expense                                                (3,000)          (141,000)            (3,000)            (12,000)
Interest income                                                809,000            282,000              1,000               2,000
                                                               -------            -------              -----               -----

Loss before provision for income taxes                      (7,304,000)        (2,238,000)           (15,000)           (244,000)

Provision for income taxes                                      12,000              1,000              1,000               1,000
                                                                ------              -----              -----               -----

Net loss                                                  ($7,316,000)       ($2,239,000)          ($16,000)          ($245,000)
                                                          ===========        ===========           ========           =========

Basic and diluted net loss per share                           ($0.68)            ($0.25)

Common shares used in computing
      net loss per share (Note 1)                           10,750,000          8,800,205

                                ALYN CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common Stock               Common Stock - Class A  Common Stock - Class B     Accumulated
                                     Shares     Amount           Shares        Amount       Shares          Amount      Deficit
                                     ---------------------  ---------------------------   ------------------------     ---------
 Old Alyn (Notes 1 and 5)
 Balance at December 31, 1994           -          -             1,700,000   $1,000      300,000    $   325,000     $  (571,000)
       Net loss                                                                                                        (245,000)

                                     ---------------------  ------------------------     -----------------------       ----------
 Balance at December 31, 1995           -          -             1,700,000    1,000      300,000        325,000        (816,000)

      Repurchase of common stock                                                       (200,000)      (217,000)         (43,000)
      Net loss                                                                                                          (16,000)
                                     ---------------------  -----------------------   --------------  ----------  ---------------
 Balance May 1, 1996                    -           -            1,700,000   $1,000      100,000    $   108,000     $  (875,000)
                                     =====================  ========================  ==========================  ===============



                                                                                                Additional
                                       Preferred Stock                  Common Stock              Paid-in          Accumulated
                                     Shares         Amount           Shares        Amount          Capital            Deficit
                                     -------------------------      -----------------------    ----------------    ---------------
 Alyn (Note 1)

      Issuance of common stock                                       4,240,000   $  4,000        $  1,000

      Common stock issued in exchange
         for Old Alyn common stock                                   3,760,000      4,000           (4,000)

      Common stock issued in initial
         public offering, net of
         offering costs                                              2,750,000      3.000        33,297,000

      Net loss                                                                                                   $ (2,239,000)
                                     -------------------------  --------------------------    --------------  -----------------
 Balance at December 31, 1996                                       10,750,000     11,000        33,294,000        (2,239,000)
                                              -             -

      Net loss                                                                                                     (7,316,000)
                                     -------------------------  --------------------------    --------------     -------------
 Balance at December 31, 1997                 -             -       10,750,000   $ 11,000     $  33,294,000      $ (9,555,000)
                                     =========================  ==========================    ==============  =================

                                ALYN CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                    Alyn                                Old Alyn
                                                     -----------------------------------   -----------------------------------
                                                           Year          Period From         Period From           Year
                                                           Ended        May 2, 1996 to     January 1, 1996         Ended
                                                       December 31,      December 31,         to May 1,        December 31,
                                                           1997              1996                1996              1995
                                                     -----------------------------------   -----------------  ----------------
Cash flows from operating activities:
   Net Loss                                               ($7,316,000)     ($2,239,000)           ($16,000)        ($245,000)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
   Depreciation and amortization                               856,000          111,000               1,000             2,000

   Provision for allowance for doubtful accounts               95,000            2,000               8,000                 -

   (Increase) decrease in operating assets and liabilities:
     Accounts receivable                                     (158,000)         (22,000)            (30,000)           (7,000)

     Inventories                                             (131,000)         (32,000)               7,000           138,000

     Other current assets                                     (54,000)        (122,000)                   -                 -

     Deferred offering costs                                        -                -             (128,000)                -

     Other assets                                          (3,385,000)      (1,624,000)                   -                 -

     Intangible assets                                        (99,000)         (60,000)             (1,000)            (6,000)

     Accounts payable                                        (394,000)          884,000             (4,000)            22,000

     Accrued and other current liabilities                     134,000        (588,000)              94,000           158,000

                                                     -----------------------------------   -----------------  ----------------

   Net cash used in operating activities                  (10,452,000)      (3,690,000)             (69,000)           62,000

                                                     -----------------------------------   -----------------  ----------------

Cash flows from investing activities:
   Capital expenditures                                    (7,333,000)      (5,075,000)               (4,000)

                                                     -----------------------------------   -----------------  ----------------

   Net cash used in investing activities                   (7,333,000)      (5,075,000)               (4,000)
                                                     -----------------------------------   -----------------  ----------------

Cash flows from financing activities:
   Proceeds from initial stock offering                                      33,300,000
   Payment of stockholder note payable                                        (128,000)
   Proceeds from stockholder credit facility                                  4,650,000
   Repayment of stockholder credit facility                                 (4,650,000)
   Proceeds from long term debt                              6,500,000
                                                     -----------------------------------   -----------------  ----------------

   Net cash provided by financing activities                 6,500,000       33,172,000
                                                     -----------------------------------   -----------------  ----------------

Net (decrease) increase  in cash                          (11,285,000)       24,407,000            (73,000)            62,000


Cash and cash equivalents at beginning of period            24,411,000            4,000              77,000         15,000

                                                     -----------------------------------   -----------------  ----------------

Cash and cash equivalents at end of period                 $13,126,000      $24,411,000              $4,000           $77,000
                                                     ===================================   =================  ================

Supplemental cash flow information:
   Cash paid during the period for income taxes                $12,000           $1,000              $1,000            $1,000
                                                     ===================================   =================  ================
   Cash paid during the period for interest                     $3,000         $144,000
                                                     ===================================

Noncash investing and financining activities:
   Liability recorded for repurchase of common
     stock from stockholder                                                                        $260,000
                                                                                           =================

See accompanying notes to financial statements.

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Description of business and summary of significant accounting policies

Description of business

     Alyn designs, develops, and manufactures industrial and consumer products utilizing its proprietary advanced metal matrix composite materials. Old Alyn had developed technology, for which it obtained a patent in January 1996, for the application of Boron Carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn(R).

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

     In July 1996, the Company's Board of Directors amended its Articles of Incorporation to increase the number of shares authorized of common stock from 110,000 to 20,000,000 and to authorize 5,000,000 shares of preferred stock and declared an 80-for-one split of its common stock. All share amounts presented for Alyn have been adjusted to give retroactive effect for this split.

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

     In  December  1997,  the  Company  completed  a  $2,500,000  term  loan and established, subject to a collateral audit, a $5,000,000 revolving credit facility, based upon an advance against accounts receivable, with a commercial bank. As of December 31, 1997, no advances had been made under the revolving credit facility. Also in December 1997, the Company established an $8,000,000 secured term loan credit facility with a large financial institution. Advances under the facility are secured by specific Company owned manufacturing equipment. As of December 31, 1997, $4,000,000 was outstanding under this credit facility.

Summary of accounting policies

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

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

     Intangible assets

     Intangible assets consisting of patents for the Boralyn(R)technology and goodwill are amortized on a straight-line basis over the estimated economic life of 10 years. Intangible assets are periodically reviewed for impairment to ensure that they are fairly stated. The Company reviews the recoverability of intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value, less cost to sell.

     Revenue

     The Company recognizes sales of product at the time of shipment. Contract revenue of $59,000 in 1997 was recognized as the related research and development costs of $59,000 were incurred. Contract revenue of $65,000 in 1996 was recognized as the related research and development costs of $39,000 were incurred. Contract revenue of $58,000 in 1995 was recognized as the related research and development costs of $58,000 were incurred. Amounts received prior to performance are classified as customer advances and recognized as earned. The Company performs on-going credit evaluations and maintains reserves for potential credit losses. In 1997, three customers accounted for 74% of prototype and tooling sales, individually 48%, 14% and 12%. In 1996, two customers accounted for 38% of product sales, individually 19% and 19%. In 1995, two customers accounted for 54% of product sales, individually 40% and 14%.

     Research and development

     Expenditures for research and development costs are charged to expense as incurred.

     Net loss per share

     Effective in the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and the related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised. For all periods presented, stock options have been excluded from the calculation as they produce an anti-dilutive effect. Basic and diluted net loss per share for 1997 is based upon the weighted average number of common stock shares outstanding during the year. Basic and diluted net loss per share for 1996 is based upon the weighted average number of common stock shares outstanding during the period from May 2, 1996 to December 31, 1996 after giving retroactive effect to the 80-for-one stock split.

     Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     Concentrations of credit risk

     The Company  sells its products and  services to various  companies  across
several  industries,   and  therefore   management  believes  that  no  material
concentrations of credit risk exist.

     Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with a remaining or original maturity of twelve months or less when purchased.

     Fair value of financial instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued and other current liabilities. These financial instruments are stated at current value, which approximates fair value.

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

2.       Balance sheet components
                                                         December 31,
                                                 -----------------------------
                                                     1997             1996
                                                     ----             ----
    Inventories:
         Raw materials                           $   157,000       $    24,000
         Finished goods                               15,000            17,000
                                                  ----------         ---------
                                                  $   172,000      $    41,000
                                                  ===========      ===========

    Equipment, furniture and fixtures:
         Machinery, equipment and tooling        $ 9,262,000       $    42,000
         Furniture and office equipment            1,239,000           656,000
         Leasehold improvements                    3,353,000             2,000
         Construction in progress -
                  Machinery and equipment                  -         2,055,000
                  Leasehold improvements             276,000         2,339,000
                                                  ----------        ----------
                                                  14,130,000         5,094,000


         Less:  accumulated depreciation and
                  amortization                    ( 828,000)        (  67,000)
                                                  ----------        ----------
                                                 $13,302,000        $5,027,000
                                                 ===========        ==========

    Other assets
         Deposits on machinery and equipment      $3,139,000        $1,702,000
         Other                                       315,000            69,000
                                                  ----------       -----------
                                                  $3,454,000        $1,771,000
                                                  ==========        ==========

   Accrued and other current liabilities:
         Accrued compensation                     $   81,000        $        -
         Accrued professional fees                   138,000            82,000
         Other                                       107,000           110,000
                                                  ----------           -------
                                                  $  326,000         $ 192,000
                                                   =========          =========

3. Income taxes

     The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of all assets and liabilities at the current expected income tax rates. Deferred tax assets and liabilities are not material to the financial position of the Company at December 31, 1997 and 1996, with the exception of net operating loss carryforwards of $4,465,000 and $918,000 at December 31, 1997 and 1996, respectively, against which full valuation allowances were recorded. In 1994, Old Alyn elected to become an S-Corporation for Federal and California income tax purposes. As a result of these elections, Federal and California tax attributes of Old Alyn passed to the Old Alyn stockholders. Alyn is a C-Corporation for income tax purposes and is taxed accordingly. The provision for income taxes for the three years ended December 31, 1997 is comprised primarily of the annual minimum California franchise tax.

4. Long term debt

        Long term debt at December 31, 1997 comprised:

(i)     A  46-month  term  loan  at  9.5%  interest  with  a
        commercial  bank.  Payments are  interest  only from
        January  31,  1998 to April 30,  1998.  From May 31,
        1998 to  October  31,  2001,  monthly  payments  are
        principal  of $60,000,  plus  interest.  The loan is
        secured by substantially all the Company's  tangible
        personal    property    including    inventory   and
        unencumbered equipment.                                  $2,500,000

(ii)    An  $8,000,000,  72 month term facility with a major
        financial  institution.  The interest rate, which is
        fixed at the time of each advance under the line, is
        set at 3.5% over like-term U.S. Treasuries.  At such
        time as the Company  achieves a  specified  level of
        profitability  for  two  consecutive  quarters,  the
        previously  fixed  rate  decreases  by 1.0%  for the
        remaining  term of that advance.  Each advance under
        the facility is secured by  manufacturing  equipment
        owned by the Company, based upon a 75% advance rate.
        As of  December  31,  1997,  the Company had drawn a
        single  advance  of  $4,000,000   under  the  credit
        facility,  at a rate of 9.29%,  payable  in  monthly
        installments  of $73,000,  including  principal  and
        interest  beginning  February  1, 1998 to January 1,
        2004.                                                     4,000,000
                                                                  ---------
                                                                  6,500,000
       Less current portion of long-term debt                    (  999,000)
                                                                  ---------
                                                                 $5,501,000
                                                                 ==========


        The aggregate maturities of long-term debt are as follows:

         Fiscal Year                             Amount
         -----------                             ------

         1998                                   $   999,000
         1999                                     1,237,000
         2000                                     1,338,000
         2001                                     1,279,000
         2002                                       751,000
         Thereafter                                 896,000
                                                 ----------
                                                 $6,500,000
                                                 ==========

     In December 1997, the Company also established, subject to a collateral audit, a $5,000,000 secured revolving credit facility with the same commercial bank. The credit facility is secured by substantially all the Company's tangible personal property including accounts receivable, inventory and unencumbered equipment. Advances under the credit facility are based upon an advance rate of 80% of eligible accounts receivable with a floating interest rate option, chosen at the time of each advance, of the bank's Prime Rate or 2.25% over the like-term LIBOR rate. There have been no advances under the facility to date. The credit facility expires one year from the initial advance under the facility.

     The provisions of the credit facilities require the Company to maintain certain covenants including minimum cash and equivalents balances of $5,000,000 and other financial ratios and restrict the Company from incurrence of new indebtedness, disposition of assets, payment of dividends and the redemption or retirement of stock.

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

6. Related party transactions

     The Company paid $60,000 in 1997 and $100,000 in 1996 to a firm managed by the Chairman of the Board for sales, marketing and consulting services.

7. Stock options

     In July 1996, the Company established a stock incentive plan (the "Plan") for key employees, non-employee directors and consultants to the Company who are expected to contribute to the Company's future growth and success. Under the Plan, the Company may grant options with respect to a maximum of 1,000,000 shares of common stock. The options will be granted at not less than fair market value and vest ratably over three or four-year periods with the exception of certain non-employee director options that will be fully vested at the date of grant or vest over a two-year period. No award may be granted under the plan after June 30, 2006. At December 31, 1996, there were 617,000 shares of common stock reserved under the plan for the future granting of stock options. At December 31, 1997 there were 475,500 shares of common stock reserved under the Plan for future stock option grants.

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS NO. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's incentive stock plan in accordance with SFAS No. 123, net loss would have been increased by $773,000 ($0.07 per share) in 1997 and the net loss would have been increased by $167,000 ($0.02 per share) in 1996. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with historical volatility of 56.92% and a weighted average risk-free rate of return of 6.28%; for 1996: historical dividend yield of 0.0%, an expected life of five years, historical volatility of 58.09% and a risk-free rate of return of 6.34%. The weighted-average fair value of the options granted during 1997 was $5.44 and in 1996 was $7.62.

     The following table summarizes the Company's Plan as of December 31, 1997 and 1996:

                                                  1997                                         1996
                                    -----------------------------                ---------------------------
                                       Shares    Weighted-Average                Shares     Weighted-Average
                                        (000)     Exercise Price                 (000)      Exercise Price
                                    -----------------------------                ---------------------------

Outstanding, beginning of year            383         $13.50                         --            --
Granted                                   261         $ 9.41                        383        $13.50
Forfeited                                 (119)       $13.16                         --           --
                                          -----                                     ---
Outstanding, end of year                  525         $11.72                        383        $13.50
                                          ===                                       ===

Options exercisable at year end           139                                        25
                                         ====                                       ===

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                    Options Outstanding                               Options Exercisable
                      --------------------------------------------------           ----------------------------
                        Number       Weighted-Average        Weighted                Number        Weighted
   Range of           Outstanding        Remaining            Average              Exercisable      Average
Exercise Prices       at 12/31/97    Contractual Life     Exercise Price           at 12/31/97   Exercise Price
---------------       -----------    ----------------     --------------           -----------   --------------

  $ 8 to  9             145,000             3.4 years       $  8.63                       --              --
    9 to 10              36,000             3.2                9.66                       --              --
   11 to 12              47,500             2.6               11.28                   10,000          $11.00
   12 to 13               6,000             1.0               12.57                    3,000           12.25
   13 to 14             275,000             1.5               13.50                  125,904           13.50
   14 to 15              15,000             3.9               14.88                       --              --
                       --------                                                      -------
  $ 8 to 15             524,500             2.3               11.72                  138,904           13.29
                        =======                                                      =======


8. Commitments and contingencies

     Commitments and leases

     Future minimum lease payments required under non-cancelable operating leases are as follows: $787,000 in 1998, $854,000 in 1999, $811,000 in 2000, and
$719,000 in 2001, $531,000 in 2002 and $2,700,000 thereafter.

     Rent  expense  totaled  $336,000 in 1997,  $84,000 in 1996,  and $17,000 in
1995.

     Litigation and claims

         In the ordinary course of business, the Company is generally subject to claims, complaints, and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. As of December 31, 1997, there was no pending or threatened litigation against the Company, which could have a material adverse effect upon the financial position of the Company.