Form 10-K/A
period 1997-12-31
ALYN CORP
filed 1998-05-05
CIK 1015298

As filed with the Securities and Exchange Commission on May 5, 1998
--------------------------------------------------------------------------------
                                  FORM 10-K/A-1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                        Commission file number 000-21153.

                                ALYN CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

            DELAWARE                                        33-0709359
            --------                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


                       16761 Hale Avenue, Irvine, CA 92606
                       -----------------------------------
             (Address of principal executive offices, including zip code)

                                 (714) 475-1525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:


                     Common Stock, par value $.001 per share
                     ---------------------------------------
                               Title of Each Class

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

                                TABLE OF CONTENTS


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES
LITIGATION REFORM ACT OF 1995 .................................................

PART I - Previously filed

PART II - Previously filed

PART III.......................................................................
         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............
         11.  EXECUTIVE COMPENSATION...........................................
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.....................................................
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................

PART IV - Previously filed

SIGNATURES.....................................................................



SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

     Except for historical information contained herein, this Amendment No. 1 to Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and in the risk factors detailed in this Annual Report. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements and risk factors contained in this Annual Report.

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The age (as of April 30, 1998), business experience, principal occupations and employment, as well as the periods of service, of each of the Company's five incumbent Directors and the one nominee for Director at the Company's 1998 Annual Meeting of Stockholders, scheduled to be held on June 3, 1998, during at least the last five years are set forth below.

     Steven S. Price, 42, has been President and Chief Executive Officer since April 20, 1998, and a Director since April 14, 1998. Mr. Price is Chairman of the Company's Executive Committee and a member of the Compensation Committee. From 1995 to April 1998, he was President of AlliedSignal Automotive Aftermarket, a division of AlliedSignal, Inc., which supplies automotive parts and products to retail, wholesale and installer sales channels. From 1993 to 1995, he was General Manager of the Residential Division of NIBCO Incorporated, a privately held manufacturer of plumbing fittings and valves. From 1989 to 1993, he was Vice President, Marketing for Black and Decker Corporation's subsidiary Kwikset Corporation and from 1987 to 1989, he was a Director, Sales and Marketing for Black and Decker's Power Tool Group. From 1977 to 1987, he was with The Procter and Gamble Company in various brand management and marketing positions. Mr. Price has a Bachelor of Arts degree in Economics from Brown University.

     Robin A. Carden, 40, is the founder of the Company and has been a Director since the Company's formation in 1990. Mr. Carden is a member of the Company's Executive Committee. From the Company's formation until April 1998, he was President and Chief Executive Officer. Prior to 1990, Mr. Carden was employed by Ceradyne Inc., a company engaged in the development and production of advanced ceramics products, as Senior Sales Engineer, and was engaged in developing civilian applications for advanced ceramics products originally developed for military use. Mr. Carden graduated from Long Beach State University with a Bachelor of Science degree. A number of United States patents have been issued to Mr. Carden.

     Walter R. Menetrey, 64, has been the Executive Vice President, Chief Operating Officer and a Director of the Company since May 1996. From August 1992 to April 1996, he worked as an independent management consultant to numerous companies engaged in, among other things, the security and software industries. Prior to July 1992, Mr. Menetrey was Chief Executive Officer of Meret, Inc., a company engaged in the manufacture and sale of fiber optics communication equipment. Mr. Menetrey received a Bachelor of Science degree in Physics and a Master of Science degree in Electrical Engineering from the California Institute of Technology.

     Harry Edelson, 61, has been a Director of the Company since May 1996. Mr. Edelson is Chairman of the Company's Audit Committee. Since 1984, Mr. Edelson has been the Managing Partner of Edelson Technology Partners, a series of four venture capital funds with ten large corporations as the limited partners. The focus of the funds is to provide the corporate partners with access to high technology products and services. One of the funds, Edelson Technology Partners III, is a principal stockholder of the Company. Edelson Technology Partners, through its related funds, has invested in approximately 80 companies involved in a wide range of technologies, including telecommunications, computers, semiconductors, specialty chemicals, environmental and publishing. Prior to founding Edelson Technology Partners, Mr. Edelson was a transmission engineer at AT&T, a senior computer engineer for UNISYS and a technology analyst for three leading investment banking firms, Merrill Lynch, Drexel Burnham Lambert and First Boston. Mr. Edelson has a Bachelor of Science degree in Physics from Brooklyn College and a Masters of Business Administration from New York University.

     Michael Markbreiter, 36, has been a Director of the Company since May 1996. Mr. Markbreiter is a member of the Company's Executive, Audit and Compensation Committees. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Since December 1997, Mr. Markbreiter has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

     Udi Toledano, 47, has been a Director of the Company since May 1996 and Chairman of the Board since January 1997. Mr. Toledano is Chairman of the Company's Compensation Committee, and a member of the Company's Executive and Audit Committees. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993. Prior to that he was the President of CR Capital Inc., a private investment company, for more than five years. Since May 1996, Mr. Toledano has been a Director of HumaScan Inc., a publicly traded medical device company, and since April 1995, he has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Since July 1994, Mr. Toledano has been a Director of Universal Stainless & Alloy Products, Inc., a publicly traded specialty steel producing company. Mr. Toledano has a Bachelor of Science degree in Physics and a Masters of Business Administration from the Hebrew University of Jerusalem.

Board of Directors Committees and Meetings

     During 1997, the Board of Directors held five meetings. All members of the Board of Directors attended all meetings. The Board of Directors has three standing committees: the Executive Committee; the Audit Committee; and the Compensation Committee.

     The Executive Committee has all the powers of the Company's full Board of Directors, except that it is not authorized to amend the Company's Certificate of Incorporation, declare any dividends or issue shares of capital stock of the Company. The Executive Committee consists of Messrs. Price (Chairman), Carden, Markbreiter and Toledano. The Executive Committee held three meetings in 1997. Following the Annual Meeting, if all nominees for director are elected, the Executive Committee is expected to consist of Messrs. Price, Carden, Markbreiter and Toledano.

     The Audit Committee was established in June 1996. The functions of the Audit Committee are to recommend annually to the Board of Directors the appointment of the independent public accountants of the Company, review the scope of the annual audit and other services the independent auditors are asked to perform, review the report on the Company's financial statements following the audit, review the accounting and financial policies of the Company and review management's procedures and policies with respect to the Company's internal controls. The Audit Committee consists of Messrs. Edelson (Chairman), Markbreiter and Toledano. The Audit Committee held one meeting in 1997. Following the Annual Meeting, if all nominees for director are elected, the Audit Committee is expected to consist of Messrs. Edelson, Markbreiter and Toledano. The Compensation Committee held two meetings in 1997. Its functions are discussed in the Report on Executive Compensation which starts on page 13. The Compensation Committee consists of Messrs. Toledano (Chairman), Price and Markbreiter. Following the Annual Meeting, if all nominees for director are elected, the Compensation Committee is expected to consist of Messrs. Toledano, Price and Markbreiter.

 Compensation Committee Interlocks and Insider Participation

     The  Compensation  Committee  consists  of  Messrs.   Toledano,  Price  and
Markbreiter. Mr. Price is President and Chief Executive Officer of the Company. Mr. Toledano is Chairman of the Board of the Company.

Director Compensation

     Members of the Board of Directors of the Company presently receive no annual remuneration for acting in that capacity. The Company compensates its non-employee directors at the rate of $500 (plus reasonable expenses) for each attended meeting of the Board of Directors. Certain members of the Board of Directors of the Company are also eligible for the grant of options under the 1996 Stock Incentive Plan that provides for each non-employee Director (currently, Messrs. Edelson, Markbreiter and Toledano) to receive an initial grant of options to purchase 15,000 shares of Common Stock and an annual grant of options to purchase 10,000 shares of Common Stock.

Executive Officers

     See section captioned "Directors" above for information pertaining to Messrs. Price and Menetrey, the Company's executive officers holding the offices of President and Chief Executive Officer and Executive Vice President and Chief Operating Officer, respectively. In addition to the foregoing executive officers, Mr. Richard L. Little serves as the Company's Vice President, Finance and Administration and Chief Financial Officer.

     Richard L. Little, 53, has been the Vice President, Finance and Administration and Chief Financial Officer of the Company since May 1997. Mr. Little was Executive Vice President of d'Essence Designer Fragrances, a marketer of fine perfumes and related products from 1995 to 1997 and President of d'essence International from 1996 to 1997. From 1994 to 1995, he was Chief Operating Officer and Chief Financial Officer of Graphix Zone, a publicly traded producer of CD-ROMS. In 1989, Mr. Little co-founded Bainbridge International Holdings, a merchant bank specializing in acquiring middle market companies. From 1986 to 1989, Mr. Little was Chief Financial Officer, Vice President Finance, Treasurer and Secretary of Teradata Corporation, a publicly traded manufacturer and marketer of supercomputers for managing very large data bases. Prior to joining Teradata, Mr. Little was Chief Financial Officer of Quotron Systems, a publicly traded provider of on-line financial information services. Mr. Little has a Bachelor of Science degree in Engineering and a Masters of Business Administration in Finance from the University of California, Los Angeles. He is also a CPA.

     Executive officers of the Company serve at the discretion of the Board. There are no family relationships between or among any of the Company's directors or executive officers.

Employment Agreements with Key Employees

     In April 1998, the Company entered into a two-year employment agreement with Steven S. Price, the Company's President and Chief Executive Officer. Subject to the termination provisions provided therein, the term of Mr. Price's employment agreement shall automatically be renewed for a one-year term after the expiration of the initial two-year term. The employment agreement provides that Mr. Price's annual base salary shall be $200,000 during the initial year and not less than $200,000, as determined by the Compensation Committee, during the second year of the initial two-year term. In addition to his base salary during the initial two-year term, Mr. Price is entitled to an annual bonus of up to one hundred percent (100%) of his base salary, subject to a $100,000 minimum guarantee. He will also receive a Company paid personal term life insurance policy in an amount of not less than $1 million, reimbursement of certain relocation costs and a customary benefits package. The employment agreement provides that Mr. Price shall be granted options to purchase 400,000 shares of the Company's common stock, to be vested in the following amounts and at the times indicated: (I) 80,000 shares on the date of execution of his employment agreement; (ii) 80,000 shares on the last day of the first year of employment; and (iii) 40,000 shares upon completion of each succeeding six month period of employment for a period of three years. Under the termination provisions of Mr. Price's employment agreement, if he is not terminated for cause, he may not be terminated during the first year of his employment. If terminated during the second year of his employment other than for cause, he would be entitled to a twelve (12) month continuation of salary and benefits, plus the minimum guaranteed bonus. If terminated in the third year and thereafter other than for cause, he would be entitled to a six (6) month continuation of salary and benefits. The employment agreement prohibits Mr. Price from (i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner.

     In May 1996, the Company entered into a three-year employment agreement with Robin A. Carden, then the Company's President and Chief Executive Officer. On April 20, 1998, Mr. Carden was replaced by Mr. Price as President and Chief Executive Officer. Subject to the provisions for termination provided in his May 1996 agreement, the term of Mr. Carden's employment agreement shall automatically be renewed for a one-year term after the expiration of the initial three-year term, and for successive one-year terms thereafter for a maximum of 10 years. The employment agreement provides that Mr. Carden's annual base salary shall be determined by the Board of Directors, but in no event shall such annual salary be less than $150,000, which amount shall be increased annually in an amount equal to at least the annual Consumer Price Index. In addition to his base salary, Mr. Carden is entitled to bonus consideration and a customary benefits package. The employment agreement prohibits Mr. Carden from (i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner.

     In May 1996, Walter R. Menetrey entered into a two-year employment agreement with the Company for the position of Chief Operating Officer. Subject to the termination provisions provided therein, Mr. Menetrey's employment agreement shall automatically be renewed for a one-year term after the expiration of the initial two-year term, and for successive one-year terms thereafter. Mr. Menetrey's agreement has been renewed for its first one-year extension. His employment agreement provides for an annual base salary to be determined by the Compensation Committee of the Board of Directors, but in no event shall such annual salary be less than $100,000. In addition to an annual base salary, Mr. Menetrey's employment agreement provides for bonus consideration and a customary benefits package. In the event that the Company terminates the employment agreement without cause, Mr. Menetrey would be entitled to receive his base salary and benefits until the earlier of (i) the expiration of the then current term of the employment agreement without any further extensions or (ii) the date which is six months after the termination date. The employment agreement prohibits Mr. Menetrey from (i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner.

     In May 1997, Richard L. Little entered into a one-year employment agreement with the Company for the position of Vice President, Finance and Administration and Chief Financial Officer. Subject to the termination provisions provided therein, Mr. Little's employment agreement shall automatically be renewed for a one-year term after the expiration of the initial term, and for successive one-year terms thereafter. Mr. Little's agreement has been renewed for its first one-year extension. His employment agreement provides for an annual base salary to be determined by the Compensation Committee of the Board of Directors, but in no event shall such annual salary be less than $135,000. In addition to an annual base salary, Mr. Little's employment agreement provides for a minimum annual bonus of $20,000 and a customary benefits package. In the event that the Company terminates the employment agreement without cause, Mr. Little would be entitled to receive his base salary and benefits until the earlier of (i) the expiration of the then current term of the respective employment agreement without any further extensions or (ii) the date which is two months after the termination date. The employment agreement prohibits Mr. Little from (i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner.

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires certain officers of the Company and its directors, and persons who own beneficially more than ten percent of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership of Common Stock of the Company with the SEC, the Nasdaq National Market and the Company. Based solely on a review of the reports and representations provided to the Company by the above-referenced persons, the Company believes that during 1997, all filing requirements applicable to its reporting officers, directors and greater than ten percent beneficial owners were properly and timely satisfied, except that Richard Little, the Company's Chief Financial Officer, did not timely file his Initial Statement of Beneficial Ownership on Form 3, which report has been subsequently filed. In making these statements, the Company has relied on representations of its directors, officers and greater than ten percent beneficial owners, and copies of reports they have filed with the SEC.


11.  EXECUTIVE COMPENSATION(1)

     The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the two most highly paid executive officers, other than the Chief Executive Officer (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during such period.


                                            Salary Compensation Table
                                            -------------------------


                                     Annual Compensation                  Number of
                                                                          Securities
Name and Principal                                       Other Annual     Underlying        All Other
     Position           Year      Salary       Bonus     Compensation      Options       Compensation(1)
------------------      ----      ------       -----     ------------     ----------     ---------------

Robing A. Carden        1997     $156,667       --            --              --            $  6,900
  President and         1996      100,000     $28,500         --              --             310,895
  Chief Executive       1995       29,975       --            --              --               --
  Officer

Walter R. Menetrey      1997     $117,708       --            --              --               --
  Executive Vice        1996        5,000     $27,500         --            50,000             --
  President and         1995        --          --            --              --               --
  Chief Operating
  Officer

Richard L. Little       1997     $  84,375     $20,000        --            60,000          $  1,500
  Vice President,       1996        --           --           --              --               --
  Finance and           1995        --           --           --              --               --
  Administration
  and Chief
  Financial Officer


(1) For 1997, represents car allowances for Mr. Carden of $6,900 and Mr. Little of $1,500. For 1996, represents Mr. Carden's $4,800 car allowance, $283,100 in deferred compensation and $22,995 interest on his loan to the Company.

REPORT ON EXECUTIVE COMPENSATION(1)

--------------------
1. Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the SEC, neither the "Report on Executive Compensation" nor the material under the caption "Performance Measurement Comparison" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act of 1934, as amended, nor shall such report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Exchange Act or the Securities Act of 1933, as amended.

Introduction

     Three of Alyn's directors, Messrs. Toledano (Chairman), Price and Markbreiter, constitute the Compensation Committee, which, among other things, is responsible for (1) reviewing and approving salaries, benefits and bonuses for all executive officers of the Company; (2) reviewing and approving stock option grants to employees of the Company; and (3) reviewing and recommending to the Board of Directors matters relating to employee compensation and employee benefit plans. The Board of Directors did not modify or reject any action or recommendation of the Compensation Committee regarding compensation for the 1997 fiscal year.

     This report sets out the Company's executive compensation philosophy and objectives, describes the components of its executive compensation program and describes the bases on which 1997 executive compensation determinations were made with respect to the executive officers of the Company, including those named in the Summary Compensation Table preceding this report.

Executive Compensation Philosophy and Objectives

     In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation Committee is guided by three basic principles:

         - The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel;

         - Executive cash compensation in excess of base salaries should be tied to Company and individual performance; and

         -    The  financial  interests of the  Company's  executives  should be
              aligned  with  the  financial   interests  of  the   stockholders,
              primarily through stock option grants and incentive compensation.

Compensation Program Components

     Consistent   with  the   Company's   executive   compensation   objectives,
compensation for its senior executives consists of three elements: an annual base salary, annual incentive compensation and long-term incentive compensation.

     Annual Base Salary. The Compensation Committee annually reviews each executive's base salary. Salary levels are generally targeted at and correspond to the median of the range of compensation paid by similarly situated companies. Actual salaries are based on individual performance contributions within a competitive salary range for each position that is established through job evaluation and market comparisons. Base pay levels for the executive officers are competitive within a range that the Compensation Committee considers to be reasonable and necessary to attract and retain qualified executives. Increases in base salary are primarily the result of individual performance, which includes meeting specific goals established by the Compensation Committee. The criteria used in evaluating individual performance varies depending on the executive's function, but generally include leadership inside and outside the Company; advancing the Company's interests with customers, vendors and in other business relationships; product quality and development; and advancement in skills and responsibility.

     Annual Incentive Compensation. The Compensation Committee annually considers the performance of the Company and of each executive in determining the amount of cash compensation to be paid in excess of base salaries. The Compensation Committee also considers Management recommendations regarding bonus compensation for all other employees, which are also based upon Company and individual performance.

     Long-Term Incentive Compensation. The 1996 Stock Incentive Plan authorizes the Compensation Committee to make grants and awards of stock options to the Company's employees. The stock options are granted with an exercise price equal to the market price of the Company's Common Stock on the date of grant, have a duration of ten years, and vest over three or four years. This approach is designed to motivate management to increase stockholder value over the long-term since, the full benefit of the compensation package cannot be realized unless stock price appreciation occurs over a number of years. In determining the number of options awarded, the Compensation Committee considers competitive practices, the duties and scope of responsibilities of each officer's position and the amount and terms of options already held by management.

     Chief Executive Officer's Compensation. Mr. Carden's base salary was raised from $150,000 to $160,000 effective May 1, 1997. Due to his significant participation in the ownership of the Company, Mr. Carden did not receive a grant of stock options in 1997. Mr. Price, who was appointed Chief Executive Officer on April 20, 1998, has a base annual salary of $200,000, a guaranteed minimum bonus compensation of $100,000 per year and in April 1998 received options to purchase 80,000 shares of the Company's Common Stock.

Summary

     The Compensation Committee believes that the compensation program for the executives of the Company is comparable with the compensation programs provided by comparable companies and serves the best interests of the stockholders of the Company. The Compensation Committee also believes that annual performance pay is appropriately linked to individual performance, annual financial performance of the Company and stockholder value.

                                                     The Compensation Committee

                                                     Udi Toledano (Chairman)
                                                     Steven Price
                                                     Michael Markbreiter

Stock Option Grants in Last Fiscal Year

     The following table sets forth information regarding stock options granted to each Named Executive Officer during fiscal year 1997 pursuant to the Company's 1996 Stock Option Plan.


                                        % of Total
                                          Awards         Exercise or                    Grant Date
                        Options         Granted to          Base                         Present
                       Granted(1)      Employees in       Price(3)       Expiration      Value(4)
         Name             (#)         Fiscal Year(2)       ($/Sh)           Date          ($/Sh)
         ----          ----------     --------------     -----------     ----------     ----------
Robin A. Carden           --               --               --              --             --
Walter R. Menetrey        --               --               --              --             --
Richard L. Little       60,000            26.1%            8.38          04/28/07         $5.44

--------------------

(1)  Options  are  granted  at  fair  market  value  at date  of  grant  and are
     exercisable  in  a  series  of  three  (3)  equal  and  successive   annual
     installments  over the  optionee's  period  of  service  with the  Company, measured from the grant date,  with the first  installment  exercisable one year from the grant date. Each option must be exercised  within 10 years of the  grant  date,  subject  to  earlier  termination  in the  event  of the optionee's  termination of employment with the Company.  An incentive stock option  granted  to a person  owning  more than 10% of the  total  combined voting  power of all  classes  of stock of the  Company or of any parent or subsidiary of the Company (a "Ten Percent  Stockholder")  must be exercised within five years of the grant date. For incentive stock options granted to a Ten Percent  Stockholder,  the exercise price shall not be less than 110%
     of the Fair Value per share of Common Stock.

(2)  A total of 260,500  options were granted for the fiscal year ended December
     31, 1997. At December 31, 1997 524,500  shares were  outstanding.  Of these
     138,894 options were exercisable. At December 31, 1997 there were 475,500 shares of common stock reserved under the plan for future stock option grants. In October 1996, the Company granted options for the purchase of 383,000 shares of common stock at the initial public offering price, all of which were outstanding at December 31, 1996. Of the options outstanding at December 31, 1996, 25,000 options with an exercise price of $13.50 were exercisable.

(3) The exercise price for each option granted under the 1996 Stock Option Plan shall not be less than 100% of the fair market value (the "Fair Value") per share of Common Stock on the date such option is granted, which with respect to the options granted to Mr. Little was equal to $8.38 per share.
     The exercise price may be paid in cash (by check), by transferring shares of Common Stock owned by the option holder and having a Fair Value on the date of surrender equal to the aggregate exercise price of the option or, solely with respect to options other than those granted to non-employee
     Directors, by cash payments in installments or pursuant to a full recourse promissory note, in either case, upon the terms and conditions as the Compensation Committee shall determine. Upon the exercise of any option, the Company is required to comply with all applicable withholding tax requirements.

(4) Represents grant date valuation computed under the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there can be no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Grant date values were determined based in part on the following assumptions for 1997: risk-free rate of return of 6.28%, no dividend yield, expected life of 5 years, and historical volatility of 56.92%.


Option Exercises and Holdings as of December 31, 1997

     No stock options were exercised in fiscal year 1997 by any of the Named Executive Officers. The following table sets forth, as of December 31, 1997, the number of unexercised options held by each Named Executive Officer and the value thereof based on the closing price of the Common Stock of $10.50 on December 31, 1997.


             Aggregated Option/Warrant Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/Warrant Values


                       Number of Unexercised Options/Warrants at     Value of Unexercised In-the-Money
                                      FY-End (#)                     Options/Warrants at FY-End ($)(1)
       Name                    Exercisable/Unexercisable                 Exercisable/Unexercisable
       ----            -----------------------------------------     ---------------------------------
Robin A. Carden                           0/0                                    0/0
Walter R. Menetrey                   16,650/50,000                               0/0
Richard L. Little                         0/60,000                               0/127,200

--------------------

(1)   Represents  (i) the number of shares of Common  Stock  underlying  options
      (including options the exercise price of which was more than the market value of the underlying securities) multiplied by (ii) the closing price at December 31, 1997 of $10.50 minus the exercise price.



12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

     The following table sets forth the number of shares of Common Stock beneficially owned, as of April 4, 1998, by (i) each stockholder known to the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for director and (iii) the directors and officers of the Company as a group. Unless otherwise noted, all shares are owned directly with sole voting and dispositive powers.



                                            Beneficial Ownership
                                            --------------------
              Name(1)                   No. of Shares     % of Total
              ------                    -------------     ----------

Robin A. Carden                           3,044,500         27.84%
Kingdon Capital Management Corp.(2)       2,488,000         22.76%
Udi Toledano(3)                             577,667          5.28%
Herbert V. Turk(4)                          560,000          5.12%
Harry Edelson(5)                            541,667          4.95%
Walter R. Menetrey(6)                       242,650          2.22%
Steven S. Price(7)                           80,000              *
Richard Little(8)                            20,000              *
Michael Markbreiter(9)                       21,667              *
All executive officers and directors      3,940,150         36.04%
  of the Company as a group
  (seven persons)(10)

--------------------

*Less than 1%.

(1) The address for each of the persons in the table below is c/o Alyn Corporation, 16761 Hale Avenue, Irvine, California 92606.

(2) Includes shares of Common Stock held by M. Kingdon Offshore NV, Kingdon Associates, L.P. and Kingdon Partners, L.P. Does not include the shares of Common Stock underlying immediately exercisable options that appear in the table above opposite the name of Michael Markbreiter, a Director of the Company and an employee of Kingdon Capital Management Corp. Mr. Mark Kingdon is the sole shareholder, director and executive officer of Kingdon Capital Management Corp.

(3) Includes options immediately exercisable for 21,667 shares of Common Stock. Also includes 276,000 shares of Common Stock held by Mr. Toledano's wife and 80,000 shares of Common Stock held by a certain trust for the benefit of their minor children. Also includes an aggregate of 48,000 shares of Common Stock owned by certain other members of Mr. Toledano's family, with respect to which Mr. Toledano disclaims beneficial ownership.

(4) Includes 344,000 shares of Common Stock held by Mr. Turk jointly with his wife. Also includes 216,000 shares of Common Stock held by Mr. Turk's two adult daughters, with respect to which Mr. Turk disclaims beneficial ownership.

(5) Includes options immediately exercisable for 21,667 shares of Common Stock held by Mr. Edelson. Also includes 520,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson disclaims beneficial ownership.

(6)  Includes options immediately exercisable for 16,650 shares of Common Stock.

(7)  Includes options immediately exercisable for 80,000 shares of Common Stock.

(8)  Includes options immediately exercisable for 20,000 shares of Common Stock.

(9) Represents options immediately exercisable for 21,667 shares of Common Stock. Does not include 420,800 shares of Common Stock held by Kingdon Partners, L.P. 420,800 shares of Common Stock held by Kingdon Associates, L.P., and 1,246,400 shares of Common Stock held by M. Kingdon Offshore NV, with respect to which Mr. Markbreiter disclaims beneficial ownership.

(10) Includes options immediately exercisable for 161,650 shares of Common Stock. Does not include (i) 520,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson, a Director, disclaims beneficial ownership, (ii) shares of Common Stock held by Kingdon Partners, L.P., Kingdon Associates, L.P. and M. Kingdon Offshore NV, with respect to which Mr. Markbreiter, a Director, disclaims beneficial ownership and (iii) 48,000 shares of Common Stock owned by certain members of Mr. Toledano's family, with respect to which Mr. Toledano, a Director, disclaims beneficial ownership.

                       Performance Measurement Comparison

     The following graph provides a comparison of the cumulative total shareholder return for the period from October 22, 1996 (the date on which the Common Stock was issued in the Company's initial public offering at $13.50 per share) through December 31, 1997 (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market - U.S. Index and the Russell 2000 Index.

                 COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN
           AMONG ALYN CORPORATION, THE NASDAQ STOCK MARKET-U.S. INDEX
         AND THE RUSSELL 2000 INDEX FOR PERIOD ENDING DECEMBER 31, 1997*


[OBJECT OMITTED]


* Assumes that the value of the investment in Alyn Corporation Common Stock and each index was $100 on December 31, 1996 and that all dividends were reinvested.

     The foregoing graph is based upon the following data:


                                           Cumulative Total Return
                          12/31/96     3/31/97     6/30/97     9/30/97     12/31/97
                          --------     -------     -------     -------     --------

ALYN CORPORATION            100           86         110         124          97
NASDAQ STOCK MARKET -       100          100         108         125         124
 U.S. INDEX
RUSSELL 2000 INDEX          100           94         109         125         121


13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Andromeda Enterprises, Inc.

     Andromeda Enterprises, Inc., a Delaware corporation ("Andromeda"), received $60,000 from the Company in 1997 for sales, marketing and consulting services performed by Andromeda on behalf of the Company. Mr. Udi Toledano, a Director, principal stockholder and Chairman of the Board of the Company, is the President of Andromeda and, together with his wife, beneficially owns all of its outstanding capital stock.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALYN CORPORATION

                                        By: /s/ Steven S. Price
                                            -------------------
                                        Steven S. Price
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                   Title                                   Date
       ---------                                   -----                                   ----
/s/ Steven S. Price          President, Chief Executive Officer and a Director          May 5, 1998
-------------------          (principal executive officer)
Steven S. Price

/s/ Richard L. Little        Vice President, Finance and Administration and             May 5, 1998
---------------------        Chief Financial Officer
Richard L. Little            (principal financial and accounting officer)

/s/ Robin A. Carden          Director                                                   May 5, 1998
-------------------
Robin A. Carden

/s/ Walter R. Menetrey       Executive Vice President, Chief Operating Officer          May 5, 1998
----------------------       and Director
Walter R. Menetrey

                             Director                                                   May  , 1998
-----------------
Harry Edelson

/s/ Michael Markbreiter      Director                                                   May 5, 1998
----------------------
Michael Markbreiter

/s/ Udi Toledano             Chairman of the Board and a Director                       May 5, 1998
----------------
Udi Toledano