Form 10-Q
period 1998-03-31
ALYN CORP
filed 1998-05-15
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE  SECURITIES  EXCHANGE  ACT OF 1934
For  the  quarterly period ended March 31, 1998.
                                       OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

                                 (949) 475-1525
              (Registrant's telephone number, including area code)

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

Common Stock, $.001 par value; 10,750,000 shares as of May 11, 1998 .

                                ALYN CORPORATION


                                      INDEX

--------------------------------------------------------------------------------

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets -
                    March 31, 1998 (unaudited) and December 31, 1997       3

                  Condensed Statements of Operations -
                    Three months ended March 31, 1998 (unaudited) and
                    March 31, 1997 (unaudited)                             4

                  Condensed Statements of Stockholders' Equity  -
                    Three months ended March 31, 1998 (unaudited)          5

                  Condensed Statements of Cash Flows -
                     Three months ended March 31, 1998 (unaudited) and
                     March 31, 1997 (unaudited)                             6

                  Notes to Condensed Financial Statements
                     (unaudited)                                            7

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8-9

         Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                            9


PART II. OTHER INFORMATION                                                 10

SIGNATURES                                                                 11

                                               Alyn Corporation
                                           Condensed Balance Sheet
                                                 (Unaudited)



                                                                         March 31,             December 31,
                                                                           1998                    1997
                                                                     ------------------------------------------

                                                    Assets
Current assets:

      Cash and cash equivalents                                             $8,696,000             $13,126,000
      Accounts receivable, net                                                  83,000                  94,000
      Inventories                                                              377,000                 172,000
      Other current assets                                                     136,000                 201,000
                                                                     ------------------------------------------
           Total current assets                                              9,292,000              13,593,000

      Equipment, furniture and fixtures, net                                15,536,000              13,302,000
      Other assets, net                                                      3,336,000               3,454,000
      Intangibles, net                                                         758,000                 778,000
                                                                     ------------------------------------------

                                                                           $28,922,000             $31,127,000

                                                                     ==========================================


                                     Liabilities and Stockholders' Equity


Current liabilities:
      Accounts payable                                                      $1,285,000                $551,000
      Current portion of long term debt                                      1,143,000                 999,000
      Accrued and other current liabilities                                    229,000                 326,000
                                                                     ------------------------------------------
           Total current liabilities                                         2,657,000               1,876,000

Long term debt
                                                                             5,231,000               5,501,000

Stockholders' equity:

      Common stock                                                              11,000                  11,000
      Additional paid-in capital                                            33,294,000              33,294,000
      Accumulated deficit                                                 (12,271,000)             (9,555,000)
                                                                     ------------------------------------------

           Total stockholders' equity                                       21,034,000              23,750,000
                                                                     ------------------------------------------

                                                                           $28,922,000             $31,127,000
                                                                     ==========================================


See Notes to Condensed Financial Statements.

                                         Alyn Corporation
                                Condensed Statement of Operations
                                           (Unaudited)



                                                              Three                 Three
                                                             Months                Months
                                                              Ended                 Ended
                                                         March 31, 1998        March 31, 1997
                                                       --------------------------------------------

Net sales                                                    $28,000                 $27,000
Contract revenue                                                   -                  15,000

                                                      ---------------------------------------
      Total revenue                                           28,000                  42,000


Costs and expenses:
      Cost of goods sold                                     634,000                  23,000

      Establishment of manufacturing facilities                    -                 225,000

      General and administrative expenses                    544,000                 430,000
      Selling and marketing                                  327,000                 370,000

      Research and development                             1,202,000                 225,000


                                                      ---------------------------------------
          Total costs and expenses                         2,707,000               1,273,000

                                                      ---------------------------------------

          Operating loss                                 (2,679,000)             (1,231,000)

Other income/(expense)                                      (36,000)                 289,000
                                                      ---------------------------------------

Loss before provision for income taxes                   (2,715,000)               (942,000)

Provision for income taxes                                     1,000                   1,000
                                                      ---------------------------------------
                                                        ($2,716,000)              ($943,000)
                                                      =======================================

Basic and diluted net loss per share                         ($0.25)                 ($0.09)

Common shares used in computing
      basic and diluted net loss per share                10,750,000              10,750,000



See Notes to Condensed Financial Statements.

                                           Alyn Corporation
                              Condensed Statement of Stockholders' Equity
                                              (Unaudited)



                                                                        Additional
                                              Common Stock               Paid-in          Accumulated
                                           Shares        Amount          Capital            Deficit
                                       ----------------------------   ---------------   -----------------

Balance at December 31, 1997                10,750,000     $11,000       $33,294,000        ($9,555,000)


      Net loss                                                                               (2,716,000)
                                       ----------------------------   ---------------   -----------------

Balance at March 31, 1998                   10,750,000     $11,000       $33,294,000       ($12,271,000)
                                       ============================   ===============   =================

See Notes to Condensed Financial Statements.

                                       Alyn Corporation
                              Condensed Statement of Cash Flows
                                         (Unaudited)



                                                               Three Months     Three Months
                                                                   Ended           Ended
                                                                 March 31,       March 31,
                                                                   1998             1997
                                                              ---------------------------------


Cash flows used in operating activities:                         ($1,577,000)     ($2,940,000)


Cash flows used in investing activities:
       Capital expenditures                                       (2,727,000)      (1,351,000)

Cash flows from financing activities:
       Payments on short term debt                                  (126,000)                -

                                                              ---------------------------------

Net (decrease) increase  in cash                                  (4,430,000)      (4,291,000)

Cash and cash equivalents at beginning of period                   13,126,000       24,411,000
                                                              ---------------------------------

Cash and cash equivalents at end of period                         $8,696,000      $20,120,000
                                                              =================================




See Notes to Condensed Financial Statements

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.       Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     Cost of Goods Sold for the first quarter of 1998 includes all labor, material and overhead pertaining to the Company's preparation for production, in addition to the costs associated with the sales for the quarter.

2.       Inventories

                                     March 31, 1998           December 31, 1997
                                     --------------           -----------------
    Inventories:
         Raw materials                  $   362,000             $   157,000
         Finished goods                      15,000                  15,000
                                        -----------             -----------

                                        $   377,000             $   172,000
                                        ===========              ==========

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

Overview

     Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). The Company has been granted several patents for process and applications pertaining to metal matrix technologies. In 1997 and the first quarter of 1998 the Company's sales were primarily the result of prototype orders. The Company expects to transition from establishing manufacturing facilities and prototype development to production during 1998. Golf clubs are in various stages of prototype development and product evaluation with Taylor Made Golf Company. Boralyn(R) -based golf club shaft prototypes are in True Temper Sports' testing program for evaluation. Sunglass frames for Bolle Inc. are in pre-production awaiting the delivery of tooling. Development work continues in the Company's disk substrate program with Seagate Technology. Production of the engine cradle for General Motors is pending the delivery of tooling. While the Company expects to achieve sales of Boralyn(R) -based products in 1998, there can be no assurance that any significant sales will be achieved. The Company was unprofitable through March 31, 1998 and incurred a loss for the full year 1997 as a result of start-up expenses in anticipation of production orders, and will incur additional losses thereafter.

Results of Operations

For purposes of discussion, the results of operations for the quarter ended March 31, 1998 are compared to the results of operations for the quarter ended March 31, 1997.

     Total revenues for the first quarter of 1998 decreased 33% to $28,000 from $42,000 in the first quarter of 1997. The change is insignificant.

     Cost of Goods Sold for the first quarter of 1998 increased 2657% to $634,000 from $23,000 in the first quarter of 1997. All labor, material and overhead not attributable to R & D were classified as Cost of Goods Sold in the first quarter of 1998. In 1997, prior to completion of the Company's first manufacturing facility, only labor, material and overhead associated with sales went to Cost of Goods Sold, with the remainder charged to Establishment of Manufacturing Facilities, as the Company's workforce was employed in this effort.

     There were no expenses for the Establishment of Manufacturing Facilities during the first quarter of 1998, as there were no costs incurred in this effort. In the first quarter of 1997, $225,000 of expenses incurred for the startup and testing of production equipment were charged to Establishment of Manufacturing Facilities.

     General and Administrative expenses for the first quarter of 1998 increased 27% to $544,000 from $430,000 in the first quarter of 1997. The increase represents the costs incurred as a result of increasing the Company's administrative employee base. These expenses are expected to increase as the Company begins production.

     Selling and Marketing expenses for the first quarter of 1998 decreased by 12% to $327,000 from $370,000 in the first quarter of 1997. As the Company begins production, Selling and Marketing expenses are expected to increase.

     Research and Development expenses for the first quarter of 1998 increased 434% to $1,202,000 from $225,000 in the first quarter of 1997. This increase was attributable to an increase in the development of products the Company anticipates producing. The Company expects to continue investing in Research and Development of new applications of Boralyn(R) and other metal matrix composites.

     Costs and expenses for the first quarter of 1998 include $525,000 of depreciation and amortization compared to $63,000 for the same period in 1997.

Liquidity and Capital Resources

     At March 31, 1998, the Company had cash of $8,696,000 and working capital of $6,635,000. The Company has funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $6.5 million completed in December 1997. The Company intends to utilize an additional $4 million of debt financing under an existing credit facility in the second quarter of 1998. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate securities and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

     The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite capabilities, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company intends to use debt finance for some of its existing and future capital needs. The Company anticipates, based on its currently proposed plans and assumptions relating to its operations, that its existing cash resources and anticipated future financing will be sufficient to satisfy its contemplated cash requirements for at least the next twelve months.

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

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ALYN CORPORATION
                                              (Registrant)



                                 By: /s/ Steven S. Price
                                     ------------------------------
                                             Steven S. Price
                                       Chief Executive Officer and
                                                President




                                 By: /s/ Walter R. Menetrey
                                     -------------------------------
                                            Walter R. Menetrey
                                       Executive Vice President and
                                          Chief Operating Officer





                                 By: /s/ Richard L. Little
                                     -------------------------------
                                             Richard L. Little
                                          Vice President, Finance
                                       and Administration and Chief
                                            Accounting Officer

Dated:  May 11, 1998