Form 10-Q
period 1998-06-30
ALYN CORP
filed 1998-08-12
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE  SECURITIES  EXCHANGE  ACT OF 1934 For the  quarterly  period ended June 30, 1998.
                                       OR
[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Common Stock, $.001 par value; 10,750,000 shares as of July 24, 1998 .

                                ALYN CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

                                                                     Page Number

PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Condensed Balance Sheets -
                  June 30, 1998 (unaudited) and December 31, 1997             3

            Condensed Statements of Operations -
                  Three months ended June 30, 1998(unaudited) and
                  June 30, 1997 (unaudited) and six months ended
                  June 30, 1998 (unaudited) and June 30, 1997 (unaudited)     4

            Condensed Statements of Stockholders' Equity  -
                  Six months ended June 30, 1998 (unaudited)                  5

            Condensed  Statements  of Cash Flows -
                  Six months  ended June 30, 1998(unaudited)
                  and June 30, 1997 (unaudited)                               6

            Notes to Condensed Financial Statements
                  (unaudited)                                                 7

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-9

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 9


PART II.    OTHER INFORMATION                                                10


SIGNATURES                                                                   11

                                Alyn Corporation
                            Condensed Balance Sheet
                                  (Unaudited)


                                                      June 30,      December 31,
                                                        1998            1997
                                                        ----            ----

                                     Assets

Current assets:
    Cash and cash equivalents                        $ 8,018,000     $13,126,000
    Accounts receivable, net                              75,000          94,000
    Inventories                                          358,000         172,000
    Other current assets                                 105,000         201,000
                                                     -----------     -----------
Total current assets                                   8,556,000      13,593,000

    Equipment, furniture and fixtures, net            20,885,000      13,302,000
    Other assets, net                                    957,000       3,454,000
    Intangibles, net                                     732,000         778,000
                                                     -----------     -----------
                                                     $31,130,000     $31,127,000
                                                     ===========     ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                  $ 1,270,000   $   551,000
    Current portion of long term debt                   1,698,000       999,000
    Accrued and other current                             324,000       326,000
                                                        ---------     ---------
Total current liabilities                               3,292,000     1,876,000

    Long term debt                                      8,343,000     5,501,000

Stockholders' equity:
   Common stock                                            11,000        11,000
   Additional paid-in capital                          35,700,000    33,294,000
   Stock subscriptions receivable                        (407,000)            -
   Accumulated deficit                                (15,809,000)   (9,555,000)
                                                      ------------   -----------
   Total stockholders' equity                          19,495,000    23,750,000
                                                      ------------  ------------
                                                      $31,130,000   $31,127,000
                                                      ============  ============

See Notes to Condensed Financial Statements.

                                Alyn Corporation
                        Condensed Statement of Operations
                                   (Unaudited)


                                    Three Months Ended       Six Months Ended
                                           June 30,               June 30,

                                      1998       1997        1998        1997
                                      ----       ----        ----        ----

Net Sales                        $   32,000   $ 182,000   $  61,000  $  209,000
Contract revenue                       --        30,000        --        45,000
                                   --------    --------    --------    --------
Total revenue                        32,000     212,000      61,000     254,000

Costs and expenses:
Cost of goods sold                1,322,000     194,000   1,910,000     217,000
Establishment of manufacturing
  facilities                             -      293,000          -      518,000
General and administrative        1,005,000     709,000   1,667,000   1,139,000
Selling and marketing               298,000     295,000     599,000     665,000
Research and development            797,000     420,000   1,953,000     645,000
                                  ---------   ---------   ---------   ---------
 Total costs and expenses         3,422,000   1,911,000   6,129,000   3,184,000
                                  ---------   ---------   ---------   ---------
Operating loss                   (3,390,000) (1,699,000) (6,068,000) (2,930,000)

Other income/(expense)             (148,000)    235,000    (185,000)    524,000
                                  ---------- ----------  ----------   ---------
Loss before provision for
income taxes                     (3,538,000) (1,464,000) (6,253,000) (2,406,000)

Provision for income taxes                -      10,000       1,000      11,000
                                 ----------  ----------  ----------  -----------
                                ($3,538,000)($1,474,000)($6,254,000)($2,417,000)

Basic and diluted net loss
per share                            ($0.33)     ($0.14)     ($0.58)     ($0.22)

Common shares used in computing
basic and diluted net loss
per share                        10,750,000  10,750,000  10,750,000  10,750,000



See Notes to Condensed Financial Statements.

                                 Alyn Corporation
                   Condensed Statement of Stockholders' Equity
                                   (Unaudited)

                                           Additional     Stock
                          Common Stock      Paid-in   Subscriptions  Accumulated
                         Shares   Amount    Capital     Receivable      Deficit
                      ------------------  -----------  ------------  -----------
Balance at
December 31, 1997     10,750,000 $10,750  $33,294,000               ($9,555,000)

Common Stock
Subscribed               370,000     370    2,406,000

Stock Subscription
Receivable                                              ($407,000)

Net loss                                                             (6,254,000)
                      ----------  -------  -----------  ----------  ------------
Balance at
June 30,1998          11,120,000  $11,000  $35,700,000  ($407,000) ($15,809,000)
                      ==========  =======  ===========  ========== =============





See Notes to Condensed Financial Statements.

                           Alyn Corporation
                   Condensed Statement of Cash Flows



                                                   Six Months Ended
                                                       June 30,
                                                 1998             1997
                                                 ----             ----


Cash flows used in operating                  ($4,645,000)    ($3,325,000)
activities:

Cash flows used in investing activities:
Capital expenditures                           (6,004,000)     (5,973,000)

Cash flows from financing activities:
Proceeds from long term debt (net)              3,541,000              -
Proceeds from common stock subscription         2,000,000              -
                                                ---------      -----------
Total cash flows from financing activities      5,541,000              -

Net (decrease) increase  in cash               (5,108,000)     (9,298,000)

Cash and cash equivalents at
beginning of period                            13,126,000      24,411,000
                                               ----------      ----------

Cash and cash equivalents at end of period    $ 8,018,000     $15,113,000
                                              ===========     ===========



See Notes to Condensed Financial Statements

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
      Cost of goods sold includes, in addition to the costs associated with the sales for the first two quarters of 1998 all labor, material and overhead pertaining to the Company's under-utilization of production capacity.

2. Inventories
                                        June 30,      December 31,
                                          1998           1997
    Inventories:
      Raw materials                     $358,000       $157,000
      Finished goods                           -         15,000
                                        --------       --------
                                        $358,000       $172,000
                                        ========       ========

3. Stock Subscription Rights

      On June 29, 1998 the Company filed a registration statement with the Securities and Exchange Commission in connection with the Company's Rights Offering to subscribe for an aggregate of 1.6 million shares of Alyn Common Stock. The Company amended the original registration statement on July 15, 1998 to increase the number of shares to 1.9 million shares. The Rights Offering, if fully subscribed for, will increase Alyn's outstanding shares by only 1.4 million shares because Robin A. Carden, the Company's Founder will transfer to the company without charge, 500,000 shares of Alyn Common Stock. The Rights Offering granted each shareholder of record on July 15, 1998 one Right for every
5.65803 shares of Alyn Common Stock owned. The exercise per Right is $5.50 and the Rights expire on August 28, 1998. The Company had received $2.0 million from a principal stockholder as an advance of the subscription price due from such principal stockholder.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

      Since its inception in 1990, the Company has been engaged in research, development, testing of its advanced metal matrix composite materials. Following its initial public offering in October 1996, the Company has focused on the establishment of manufacturing facilities and prototype production of metal matrix composite products. In 1997 and the first two quarters of 1998 the Company's sales were primarily the result of prototype orders. The Company is in transition from establishing manufacturing facilities and prototype development to production. An initial production order for metal wood golf club heads was received from Taylor Made Golf Company in June 1998 and the Company has received prototype development orders from two other major golf club manufacturers. Boralyn(R) -based golf club shaft prototypes are in True Temper Sports' field testing program for evaluation. Shipments have begun for aerospace applications utilizing both Boralyn(R) and hard-alloy aluminum. Development work continues in the Company's disk substrate program. Production of the engine cradle for General Motors began in June 1998, with the first shipments scheduled for July 1998. While the Company expects to achieve sales of Boralyn(R) -based products in 1998, there can be no assurance that any significant sales will be achieved. The Company was unprofitable through June 30, 1998 and incurred a loss for the full year 1997 as a result of start-up expenses in anticipation of production orders, and will incur additional losses thereafter.

Results of Operations

For purposes of discussion, the results of operations for the three-month period ended June 30, 1998 are compared to the results of operations for the three-month period ended June 30, 1997 and the results of operations for the six-month period ended June 30, 1998 are compared to the six-month period ended June 30, 1997.

      Total revenues for the second quarter of 1998 decreased 85% to $32,000 from $212,000 in the second quarter of 1997. Total revenues for the six-month period ended June 30, 1998 decreased 71% to $61,000 from $254,000 in the six-month period ended June 30, 1997. The decrease in revenues is not considered significant.

      Cost of goods sold for the second quarter of 1998 increased 582% to $1,322,000 from $194,000 in the second quarter of 1997. Cost of goods sold for the six-month period ended June 30, 1998 increased 781% to $1,910,000 from $217,000 in the six-month period ended June 30, 1997. All labor, material and overhead costs not attributable to internal R & D projects were classified as Cost of goods sold in 1998. In 1997, prior to completion of the Company's first manufacturing facility, only labor, material and overhead associated with sales went to Cost of goods sold with the remainder charged to Establishment of manufacturing facilities.

      There were no expenses for the Establishment of manufacturing facilities during 1998. In 1997, $518,000 of expenses incurred for the startup and testing of production equipment were charged to Establishment of manufacturing facilities.

      General and administrative expenses for the second quarter of 1998 increased 42% to $1,005,000 from $709,000 in the second quarter of 1997. General and administrative expenses for the six-month period ended June 30, 1998 increased 46% to $1,667,000 from $1,139,000 in the six-month period ended June 30, 1997. The increase represents the costs incurred as a result of increasing the Company's administrative employee base, including a new CEO in April, 1998. These expenses are not expected to increase until the Company begins production.

      Research and development expenses for the second quarter of 1998 increased 90% to $797,000 from $420,000 in the second quarter of 1997. Research and development expenses for the six-month period ended June 30, 1998 increased 203% to $1,953,000 from $645,000 in the six-month period ended June 30, 1997. This increase was attributable to an increase in internal development of products the Company anticipates producing. The Company expects to continue investing in research and development of new applications of Boralyn(R).



Liquidity and Capital Resources

      At June 30, 1998, the Company had working capital of $5,671,000. The Company has funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $10.5 million, $6.5 million completed in December 1997, and $4.0 million completed in the second quarter of 1998. The Company announced a Common Stock Rights Offering on June 29, 1998 that is anticipated to yield net proceeds of approximately $10 million to the Company. As of June 30, 1998 the Company had received $2 million in subscription advances from the offering. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate securities and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

      The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite capabilities, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company intends to use debt financing for some of its existing and future capital needs. The Company believes that the net proceeds from the rights offering, together with cash flow from operations, current cash balances, and bank line of credit will be sufficient to finance its working and other capital requirements for the next eighteen months.

      Except for historical information contained herein, this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by regulatory and other factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements in the Company's Annual Report on Form 10-K, in the risk factors detailed in the Company's Annual Report on Form 10-K and in the Company's Prospectus dated July 15, 1998, filed with the Securities and Exchange Commission. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this quarterly report, in those filings with the Securities and Exchange Commission

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

            Not Applicable

                                ALYN CORPORATION

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of the Annual Meeting of Stockholders held on June 3, 1998 were as follows:

Total Shares voted       4,344,405

The election of the following directors:
                                                          Broker
Director                      For         Withheld       Non-Votes

Steven S. Price            4,336,105        8,300             0
Robin A. Carden            4,336,105        8,300             0
Walter R. Menetrey         4,336,305        8,100             0
Harry Edelson              4,335,405        9,000             0
Michael Markbreiter        4,335,505        8,900             0
Udi Toledano, Chairman     4,335,605        8,800             0


Ratified PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 1998.

       For         Withheld       Abstain

    4,333,900        7,195         3,310



ITEM 5.  OTHER INFORMATION

                             STOCKHOLDER PROPOSALS

            The eligibility of stockholders to submit proposals, the proper subjects of stockholder proposals and other issues governing stockholder proposals are regulated by the rules (the "Stockholder Proposal Rules") adopted under Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Stockholders must be received by the Company at its principal executive office, 16761 Hale Avenue, Irvine, CA 92606, no later than Monday, January 4, 1999.

            In addition, in accordance with recent amendments to the Stockholder Proposal Rules, written notice of stockholder proposals to be submitted outside of Rule 14a-8 described above for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company, at the address set forth in the preceding paragraph, on or before Thursday, March 19, 1999 in order to be considered timely for purposes of the Stockholder Proposal Rules. The persons designated as proxies by the Company in connection with the 1999 Annual Meeting of Stockholders will have discretionary voting authority with respect to any stockholder proposal of which the Company did not receive timely notice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                ALYN CORPORATION
                                  (Registrant)






                                         By:  -------------------------------
                                              Steven  S.  Price
                                              President  and
                                              Chief Executive Officer








                                         By:  -------------------------------
                                              Richard L. Little
                                              Vice President, Finance and
                                              Administration and Chief
                                              Accounting and Financial Officer




Dated:  August 11, 1998