Form 10-Q
period 1998-09-30
ALYN CORP
filed 1998-11-17
CIK 1015298

15
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF  THE  SECURITIES   EXCHANGE  ACT  OF  1934  For  the
quarterly period ended September 30, 1998.
                                  OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value; 11,107,878 shares as of November 10, 1998.

 ALYN  CORPORATION  INDEX
-------------------------------------------------------------------------------
                                                                     Page Number
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
          Condensed  Balance Sheet -
               September 30, 1998 (unaudited) and December 31, 1997        3

          Condensed  Statements  of  Operations  -
               Three months ended September 30, 1998(unaudited)and
               September 30, 1997 (unaudited) and nine months ended September 30, 1998 (unaudited) and
               September 30, 1997 (unaudited)                              4

          Condensed Statements of Stockholders' Equity -
               Nine months ended September 30, 1998 (unaudited)            5

          Condensed Statements of Cash Flows -
               Nine months ended September 30, 1998 (unaudited
               and September 30, 1997 (unaudited)                          6

          Notes to Condensed Financial Statements (unaudited)              7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8-12

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                12

PART II.  OTHER INFORMATION                                               13

SIGNATURES                                                                14

                             Alyn Corporation
                         Condensed Balance Sheet
                               (Unaudited)


                                           September 30,    December 31,
                                               1998             1997

                                  Assets

Current assets:
     Cash and cash equivalents .......       $  5,928,000    $ 13,126,000
     Accounts receivable, net ........            482,000          94,000
     Inventories .....................            423,000         172,000
     Other current assets ............            125,000         201,000
Total current assets .................          6,958,000      13,593,000

Equipment, furniture and fixtures, net         21,346,000      13,302,000
Other assets, net ....................            586,000       3,454,000
Intangibles, net .....................            711,000         778,000

                                             $ 29,601,000    $ 31,127,000



                   Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ....................   $    546,000    $    551,000
     Current portion of long term debt ...      1,808,000         999,000
     Accrued and other current liabilities        469,000         326,000
Total current liabilities ................      2,823,000       1,876,000

Long term debt ...........................      7,795,000       5,501,000

Stockholders' equity:
   Common stock ..........................         11,000          11,000
   Additional paid-in capital ............     37,796,000      33,294,000
   Accumulated deficit ...................    (18,824,000)     (9,555,000)
Total stockholders' equity ...............     18,983,000      23,750,000

                                             $ 29,601,000    $ 31,127,000


See Notes to Condensed Financial Statements.

                                 Alyn Corporation
                        Condensed Statement of Operations
                                   (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,

                                        1998       1997        1998      1997
                                        ----       ----        ----      ----

Net sales .........................$ 602,000  $  64,000  $  662,000  $  273,000
Contract revenue ..................              14,000                  59,000
                                    --------  ---------    ---------  ---------
Total revenue .....................  602,000     78,000     662,000     332,000
                                    --------  ---------    ---------  ---------
Costs and expenses:

Cost of goods sold ............... 1,813,000     82,000   3,770,000     299,000
Establishment of mfg facilities ...     --      511,000        --     1,029,000
General and administrative expenses  679,000    699,000   2,300,000   1,838,000
Selling and marketing .............  328,000    339,000     928,000   1,004,000
Research and development ..........  628,000    522,000   2,578,000   1,166,000
                                   ---------  ---------   ---------   ---------
Total costs and expenses ......... 3,448,000  2,153,000   9,576,000   5,336,000
                                   ---------  ---------   ---------   ---------

Operating loss
                                 (2,846,000) (2,075,000) (8,914,000) (5,004,000)

Other income/(expense)             (169,000)    173,000    (354,000)    695,000
                                 -----------  ---------   ----------  ----------
Loss before provision for
income taxes                     (3,015,000) (1,902,000) (9,268,000) (4,309,000)

Provision for income taxes              -         1,000       1,000      12,000
                                 -----------  ---------  ----------  ----------
Net loss                        ($3,015,000)($1,903,000)($9,269,000)($4,321,000)
                                 ==========  ==========  ==========  ==========
Basic and diluted net loss
per share                            ($0.28)     ($0.18)     ($0.86)     ($0.40)
                                      =====       =====       =====       =====
Common shares used in computing
basic and diluted
net loss per share               10,869,293  10,750,000  10,789,764  10,750,000
                                 ==========  ==========  ==========  ==========




See Notes to Condensed Financial Statements.

                              Alyn Corporation
                Condensed Statement of Stockholders' Equity
                                (Unaudited)

                                                     Additional
                                  Common Stock         Paid-in      Accumulated
                                Shares      Amount     Capital        Deficit

Balance at December 31, 1997   10,750,000  $10,750    $33,294,000   ($9,555,000)

Common stock contributed         (500,000)    (500)           500

Common stock issued               858,000      858      4,502,000

Net loss                                                             (9,269,000)
                               ----------  -------   ------------   ------------

Balance at September 30, 1998  11,108,000  $11,108    $37,796,500  ($18,824,000)
                               ==========  =======    ===========   ============



See Notes to Condensed Financial Statements.

                       Alyn Corporation
               Condensed Statement of Cash Flows
                              (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                    1998             1997
                                                    ----             ----


Cash flows used in operating activities:         ($7,759,000)    ($5,280,000)
                                                 ------------    ------------

Cash flows used in investing activities:
  Capital expenditures                            (7,044,000)     (8,384,000)
                                                 ------------     -----------

Cash flows from financing activities:
  Proceeds from long term debt (net)               3,103,000               -
  Proceeds from common stock subscription          4,502,000               -
                                                   ---------      -----------
Cash flows provided by financing activities        7,605,000               -
                                                  ----------      -----------
Net decrease in cash and cash equivalents         (7,198,000)    (13,664,000)
                                                  -----------    ------------
Cash and cash equivalents-beginning of period     13,126,000      24,411,000
                                                  ----------     -----------

Cash and cash equivalents at end of period       $ 5,928,000     $10,747,000
                                                 ===========     ===========


See Notes to Condensed Financial Statements

                           ALYN CORPORATION
                     NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.
        Cost of goods sold includes, in addition to the costs associated with the sales for the first three quarters of 1998, all labor, material and overhead pertaining to the Company's under-utilization of production capacity.

2. Inventories
                                        September 30,      December 31,
                                            1998              1997
                                            ----              ----
                                         (Unaudited)

 Raw materials                            $423,000          $157,000
 Finished goods                                  -            15,000
                                         ---------          --------
                                          $423,000          $172,000
                                         =========          ========

3. Common Stock Rights Offering

        On August 28, 1998 the Company completed a common stock Rights Offering to its stockholders which resulted in net proceeds to the Company of $4,502,000. Common shares outstanding increased a net of 357,878 to a total of 11,107,878. The Rights Offering resulted in an additional 857,878 common shares being issued to existing stockholders; however, Robin A. Carden, the Company's Founder contributed 500,000 common shares of his stock to the Company at no charge. This contribution reduced the dilutive effect of the Rights Offering.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

Cautionary Statement

        The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Results and Financial Condition" and in the Company's Prospectus dated July 15, 1998 as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Prospectus dated July 15, 1998, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

Overview

        From its inception in 1990 until its initial public offering in October 1996, the Company was engaged in research, development, and testing of its advanced metal matrix composite materials. Following its initial public offering, the Company focused on the establishment of manufacturing facilities and prototype production of metal matrix composite products. In 1997 and the first two quarters of 1998 the Company's sales were primarily the result of prototype orders. The Company transitioned to production in the third quarter of 1998.
        The initial production order for metal wood golf club heads for Taylor Made Golf Company is expected to begin shipment in the first quarter of 1999. San Diego-based Carbite Golf has placed an initial production order for a new line of Polar Balanced putters featuring Boralyn(R), with the first deliveries scheduled in the fourth quarter of 1998. The Company is also working with The MacGregor Golf Company on their new Boralyn line of Tourney(R) Putters, which are expected to debut in January 1999, with initial shipments in the fourth quarter of 1998. True Temper Sports announced that they will commercially launch Boralyn golf club shafts in 1999, with initial production also in the fourth quarter of 1998. General Motors selected the Company to provide seventeen parts for its Next Generation Vehicle
(NGV), developed by its Advanced Technology Vehicles Group. Production orders for these parts, which are for suspension, cross-member and control arm components, have been received, with shipments scheduled for delivery beginning in early 1999. The Company began shipping engine cradles to General Motors for its EV-1 electric vehicle in the third quarter of 1998. Shipments have also begun for aerospace applications utilizing both Boralyn(R) and hard-alloy aluminum. The Company anticipates completing several production orders for various aerospace forgings and extrusions in the fourth quarter of 1998. Development work continues in the Company's computer disk substrate program. Test and evaluation programs have begun with three major disk-drive manufacturers.
        While the Company has achieved sales of Boralyn -based products in 1998, there can be no assurance that any significant sales will be achieved. The Company anticipates incurring operating losses for the current fiscal year, and may continue to incur losses thereafter. There can be no assurance that the Company will ever achieve profitability or maintain profitability, if achieved, on a consistent basis. Moreover, the Company has entered into a ten-year lease for its main facility in Irvine, California, and a ten-year lease for its additional facility, also in Irvine, and the Company has committed substantial capital to equip both facilities with significant production capability. Unless and until the Company achieves a significant level of sales, the Company will continue to have substantial production overcapacity and underabsorbed costs that would cause the Company to incur substantial additional operating losses.

Results of Operations

        For purposes of discussion, the results of operations for the three-month period ended September 30, 1998 are compared to the results of operations for the three-month period ended September 30, 1997 and the results of operations for the nine-month period ended September 30, 1998 are compared to the nine-month period ended September 30, 1997.

        Total revenues for the third quarter of 1998 increased 672% to $602,000 from $78,000 in the third quarter of 1997. Production represents 48% of total revenue for the third quarter of 1998 as compared to 20% of total revenue for the third quarter of 1997. The remainder represents production tooling and prototyping. Total revenues for the nine-month period ended September 30, 1998 increased 99% to $662,000 from $332,000 in the nine-month period ended September 30, 1997. Production for the first nine months of 1998 contributed 51% of total revenue as compared to 20% for the same period in 1997. The remainder represents production tooling and prototyping. Production in the third quarter of 1998 included shipments to firms in the aerospace, automotive and golf industries.

        Cost of goods sold for the third quarter of 1998 increased 2,111% to $1,813,000 from $82,000 in the third quarter of 1997. Cost of goods sold for the nine-month period ended September 30, 1998 increased 1,161% to $3,770,000 from $299,000 in the nine-month period ended September 30, 1997. As the Company began production in the third quarter of 1998, all excess manufacturing capacity costs were charged to Cost of goods sold. In 1997, prior to completion of the Company's first manufacturing facility, only labor, material and overhead directly associated with sales went to Cost of goods sold, with the remainder charged to Establishment of manufacturing facilities.

        There were no expenses for the Establishment of manufacturing facilities during 1998. In the quarter and nine months ended September 30, 1997, $511,000 and $1,029,000 of expenses, respectively, were incurred for the startup and testing of production equipment and charged to Establishment of manufacturing facilities.

        General and administrative expenses for the third quarter of 1998 decreased 3% to $679,000 from $699,000 in the third quarter of 1997. As cost savings measures are put into place, the Company expects to see general and administrative expenses decrease in relation to other expenses, but remain relatively flat in absolute terms over the next two quarters. General and administrative expenses for the nine-month period ended September 30, 1998 increased 25% to $2,300,000 from $1,838,000 in the nine-month period ended September 30, 1997. The increase represents higher employee recruiting costs and other generally non-recurring expenses in 1998.

        Sales and marketing expenses for the third quarter of 1998 decreased 3 % to $328,000 from $339,000 in the third quarter of 1997. Sales and marketing expenses for the nine-month period ended September 30, 1998 decreased 8 % to $928,000 from $1,004,000 in the nine-month period ended September 30, 1997.

        Research and development expenses for the third quarter of 1998 increased 20% to $628,000 from $522,000 in the third quarter of 1997. Expenses relating to disk substrate research were higher in the third quarter of 1998 as compared to the same period in 1997. Research and development expenses for the nine-month period ended September 30, 1998 increased 121% to $2,578,000 from $1,166,000 in the nine-month period ended September 30, 1997. This increase was attributable to an increase in internal development of products, including development of the disk substrate program. The Company expects to continue investing in research and development of new applications for Boralyn.

Liquidity and Capital Resources

        At September 30, 1998, the Company had cash of $5,928,000 and working capital of $4,135,000. The Company has funded its operations through: a) net proceeds from its initial public offering in October 1996 of $33.3 million; b) debt financing of $10.5 million - $6.5 million completed in December 1997 and $4.0 million completed in the second quarter of 1998; and c) net proceeds of $4.5 million from the initial phase of equity financing, in the form of the common stock Rights Offering, completed in August 1998. The Company intends to complete its financing plans through additional equity financing, although there can be no assurance that such financing, if available, will be available under commercially reasonable terms. Cash balances in excess of those required to fund operations are invested in interest-bearing, high-quality, short-term investment grade corporate securities and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

        The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite capabilities, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company intends to use debt financing for some of its existing and future capital needs. The Company believes that cash flow from operations, current cash balances, and its bank line of credit will be sufficient to finance its working and other capital requirements for the next eighteen months.

Factors That May Affect Future Results And Financial Condition

        In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

        Limited Revenues and Prior Losses. The Company has had extremely limited revenues to date. The Company reported total net revenues of $662,000 and a net loss of $9,269,000 for the nine-month period ended September 30, 1998. The Company reported total net revenues of $364,000 and a net loss of $7,316,000 for the year ended December 31, 1997, and total net revenues of $194,000 and a net loss of $2,255,000 for the year ended December 31, 1996. The Company anticipates incurring operating losses for the current fiscal year, and may continue to incur losses thereafter. There can be no assurance that the Company will ever achieve profitability or maintain profitability, if achieved, on a consistent basis. Moreover, the Company has entered into a ten-year lease for its main facility in Irvine, California, and a ten-year lease for its additional facility, also in Irvine, and the Company has committed substantial capital to equip both facilities with significant production capability. Unless and until the Company achieves a significant level of sales, the Company will continue to have substantial production overcapacity and underabsorbed costs that would cause the Company to incur substantial additional operating losses.

        Limited Manufacturing History; Manufacturing Risk. The Company has only limited experience in manufacturing its products in commercial quantities. There can be no assurance that the Company will be able to fully utilize its plants' capacity or that these facilities will be adequate for all of the Company's future fabrication requirements. The manufacturing processes for Boralyn utilize high temperature and high pressure and may be subject to volatile chemical reactions. A mechanical or human failure or unforeseen condition, including natural disasters such as earthquakes, characteristic of Southern California, could result in interruption of the Company's manufacturing capacity. Moreover, the Company's manufacturing operations are using certain equipment that, if damaged or otherwise rendered inoperable or unavailable, could result in the disruption of the Company's manufacturing operations. Although the Company has obtained business interruption insurance with coverage for lost profits and out-of-pocket expenses up to $8 million per occurrence, and presently maintains, and intends to continue to maintain, other property and casualty coverage, an extended interruption of operations at the Company's manufacturing facilities would have a material adverse effect on the business of the Company.

        No Assurance of Market Acceptance in Commercial Quantities. Market acceptance of the Company's products in commercial quantities will depend upon the pricing of those products and the Company's ability to manufacture and deliver them on a timely basis, as well as the ability of the Company to demonstrate the advantages of its products over competing material methodologies and products. The Company has experienced, and will likely continue to experience, long sales cycles and lengthy customer product design times prior to production orders. There can be no assurance that the Company can achieve customer acceptance in commercial quantities of Boralyn or the Company's other current or future products. The costs of the Company's marketing efforts will be substantial and will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from those marketing efforts (in the form of revenues) may not be reflected, if at all, until subsequent periods.

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

        Rapid Technological Change and New Product Development. The Company operates in a rapidly evolving field - advanced materials - that is likely to be affected by future technological developments. The Company's ability to anticipate changes in technologies, markets and industry trends, and to develop and introduce new and enhanced products on a timely basis will be critical factors in its ability to grow and remain competitive. There can be no assurance that new products will be completed or that any new products can be marketed successfully. In addition, development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions. Moreover, the Company expects that it will devote substantial resources to research and development efforts. For accounting purposes, the costs of those efforts will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from the Company's research and development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods.

        Possible Dependence on Significant Customers. In view of the early stage nature of the Company's business, currently it has only a limited number of customers, several of whom may be material to the Company's near term results of operations. Even after the Company matures, however, certain customers may be material to the business, operations and future prospects of the Company. There can be no assurance that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or the Company being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers could have a material adverse effect on the business and operations of the Company.

        Dependence on Patents. The Company has been granted one United States patent that it believes provides protection for its proprietary Boralyn technology and contains claims that cover the use of Boralyn. The Company has been granted additional patents, including divisional (extension) patents and continuation-in-part patents, that stem from the Company's original patent application. The Company has applied for additional patents. There can be no assurance that the Company's existing patents or any other patents that may be granted, will be valid and enforceable or provide the Company with meaningful protection from competitors. Further, there can be no assurance that any pending patent application will issue or that any claim thereof will provide protection against infringement. If the Company's present or future patent rights are ineffective in protecting the Company against infringement, the Company's marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe any patent issued to the Company, the costs of enforcing the Company's patent rights may be substantial or even prohibitive. There can be no assurance that the Company's future products will not infringe the patent rights of others or that the Company will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. The Company currently has only limited patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in certain foreign countries.

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

        Dependence on Principal Suppliers. The Company presently purchases its principal ceramic raw material, boron carbide, from a limited number of suppliers, including one supplier that provides approximately 50% of the Company's present requirements. The Company's business would be materially and adversely affected if it were unable to continue to purchase boron carbide at prices and on terms comparable to those presently available from its principal suppliers. Although the Company believes that boron carbide is available from other suppliers, there can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis or at prices and on terms deemed reasonable by the Company.

        Dependence on Management. The Company's future success and profitability is substantially dependent upon the performance of its senior executives, particularly Steven S. Price, the Company's President and Chief Executive Officer. The loss of services from any of the Company's senior executives could have a material adverse effect on the Company. The Company does maintain key-man life insurance policies of $2.5 million on each of the lives of Mr. Price and Mr. Carden, the Company's Founder. The Company's future growth will be dependent upon its ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. By reason both of its location and the nature of its business, the Company believes it will experience significant competition for qualified management, supervisory, engineering and other personnel. There can be no assurance that the Company will be successful in hiring or retaining the personnel it requires for continued growth.

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

        Year 2000 Compliance. The Company believes its current accounting and management information systems are Year 2000 compliant. The Company is in the process of evaluating all other internal software applications, hardware, office equipment and manufacturing equipment for Year 2000 compatibility. It will utilize both internal and external resources to reprogram and/or replace any deficiencies; this evaluation should be completed by January 1999. The Company is not currently aware of any incompatibility and believes that no material expenditures will be required and there would not be any material effect on operations. The Company has determined it has no exposure related to its products. Formal communications have been initiated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to address their own Year 2000 Issue. The Company expects to have analyzed and accessed the possible risk of significant business interruptions as a result of a third party's noncompliance by March 1999. At that time, any necessary contingency plans will be developed to address any material consequences the Company could suffer if a third party is not Year 2000 compliant. However, there can be no guarantee that the failure of other companies to adequately address the Year 2000 Issue will not have a material adverse effect on the Company. The Company expects to complete its Year 2000 compliance efforts by mid 1999. The total estimated project cost, which is not considered material, includes the estimated costs and time associated with the impact of third party compliance. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

               Not Applicable

                           ALYN CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None.

ITEM 2.  CHANGES IN SECURITIES

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        The following items were reported on Form 8-K during the Quarter Ended September 30, 1998:

        A press release dated July 2, 1998 was filed on Form 8-K on July 2, 1998 titled, "Alyn Corporation Responds to Recent Sharp Decline in Share Price and Provides Business Update".
        A press release dated August 3, 1998 was filed on Form 8-K on August 3, 1998 titled, "Alyn Corporation Reports Second Quarter Results".
        A press release dated August 23, 1998 was filed on Form 8-K on August 23, 1998 titled, "Alyn Corporation Provides Further Business Update".

                              SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





ALYN CORPORATION

(Registrant)








                                   By: _______________________________
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




Dated:  November 10, 1998