Form 10-K
period 1998-12-31
ALYN CORP
filed 1999-04-07
CIK 1015298

25


                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                        Commission file number 000-21153.

                                ALYN CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          33-0709359
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

Securities registered pursuant to Section 12 (g) of the Act: None

                     Common Stock, par value $.001 per share
                               Title of Each Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 2, 1999 was $42,777,162 based on the closing price of $4.00 that date.

        As of February 2, 1999, the aggregate number of outstanding shares of common stock of the registrant was 11,107,878.

                                          DOCUMENTS INCORPORATED BY REFERENCE

        The registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 10, 1999, is incorporated by reference into Part III (Items 10, 11, 12 and 13) of this Form 10-K.





                                TABLE OF CONTENTS


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995

PART I.
1.      BUSINESS
2.      PROPERTIES
3.      LEGAL PROCEEDINGS
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.
5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS
6.      SELECTED FINANCIAL DATA
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATION
8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III.
10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
11.     EXECUTIVE COMPENSATION
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV.
14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

SIGNATURES





















Boralyn(R) is a registered trademark of Alyn Corporation

                                                    PART I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995



Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negatives thereof or variations thereon or similar terminology. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and in the risk factors detailed in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Annual Report on Form 10-K.. The Company is under no duty to update any of the forward-looking statements contained in this Annual Report on Form 10-K to conform these statements to actual results.



ITEM 1.     BUSINESS.

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

Development of the Company's Business

        Alyn Corporation provides customized metal matrix composite (MMC) solutions to meet the specific product needs of its customers in consumer and industrial markets. Alyn is a vertically-integrated MMC company offering advanced MMCs, customer-driven engineering solutions and strategically developed manufacturing processes. Alyn engages in joint development projects with many of its customers in selected large markets where the design and production of MMC-based products provide customers with innovative products, reduce a customer's overall production or operating cost, or provide value-added performance.

        In January 1996, the Company obtained its initial patent for the application of a ceramic material in combination with a light metal or its alloys. The ceramics include boron carbide, silicon carbide or aluminum oxide and the metals include aluminum, titanium and magnesium. Boron carbide in combination with aluminum and its alloys is the Company's primary initial focus and is marketed under the name Boralyn. Boron carbide is an advanced ceramic that is the third hardest material in the world and the hardest material available at commercially reasonable cost. The Company believes that no other commercially available material offers a range of properties comparable to those of Boralyn. Boralyn is lighter and can be more easily fabricated than titanium. It has a higher specific stiffness than aluminum and commonly-used titanium or steel alloys. Boralyn is one-third the density of most steels and has a greater resistance to wear than aluminum, specialty steel and titanium.

        Since its initial public offering in October 1996, the Company has focused on the design and installation of significant manufacturing assets to meet anticipated production requirements in its targeted markets. Alyn now has two production facilities in Irvine, California, a 35,000 square foot precision pressure casting facility at its Hale Avenue location, and an 84,000 square foot extrusion and forging facility at its Von Karman location. Alyn also has an installed fabrication capability that can process Boralyn and hard-alloy aluminum materials. Boralyn and other MMC ingot and billet production capabilities are scalable as sales levels increase.

        The Company utilizes project teams to address customer product needs, optimize Boralyn and manufacturing methods and to bring the products to production. In addition, the Company targets markets which are suited to capitalize on premium-priced Boralyn and the Company's other MMCs for product breakthroughs or cost savings in selected markets such as: (i) premium-priced golf club heads and shafts; (ii) nuclear containment for spent fuel storage casks; (iii) automotive components; (iv) aerospace components; and (v) disk substrates for computer hard drives. Based on initial production orders, responses received in connection with its currently ongoing joint development projects and a high level of request for product quotes, the Company believes these markets provide opportunities for growth. The Company intends to develop products for other markets, such as bicycle components and other high-end sporting goods and defense applications, where MMC-based products may also provide premium pricing for value added benefits.

        The Company has also developed what it believes to be superior manufacturing processes, which benefit from the characteristics of Boralyn. The Company was issued a U.S. patent for its soluble core method of manufacturing MMC die-cast metal structures, which allows for forming complex hollow chambers and passages, often within a one-piece structure, without the need for welding together separate components or other secondary manufacturing processes. The Company has filed numerous patent applications pertaining to materials, processes and applications, of which eight US patents have been awarded to date. Application patents have been awarded for the use of Boralyn for nuclear containment and computer hard disks.

Company Strategy

        Alyn's objectives are to become a leader in providing engineered solutions to customers' product needs through MMC technologies and associated manufacturing processes, and to establish market share and brand awareness for Boralyn in markets where value-added premiums may be obtained. The Company intends to achieve these objectives by: (i) focusing on customer markets with high value-added needs; (ii) partnering with customers to develop engineered solutions to their specific product needs; (iii) capitalizing on its existing proprietary technology and patented processes for producing MMCs; (iv) manufacturing customers' products; (v) ensuring effective execution through target market teams and individual product teams; and (vi) providing a high level of customer satisfaction.

        Focusing on High Value-added Markets. The Company is initially focusing its sales and development efforts on five markets, which have significant needs in areas where the Company's materials and processes should offer great value. These markets are golf, nuclear containment, automotive, aerospace and disk substrates for computer hard-drives. The significance of the needs in each of these markets allows premium-pricing for the Company's products, while still providing value-added product innovation and/or cost savings for the customer.

        Partnering with Customers. This element of the Company's strategy is central to the overall objective of "Providing Engineered Solutions Through Metal Matrix Technologies". The Company utilizes state-of-the-art software to work with its customers' marketing, design, engineering and production personnel in addressing their specific product needs. Such needs include product innovation and fundamental technology advances, weight reduction, enhanced structural properties, improved quality and fabrication improvements to reduce cost.

        Capitalizing on Metal Matrix Technologies. The Company has developed patented and proprietary technology for the making of MMC materials utilizing aluminum, titanium or magnesium as the base metal and boron carbide, silicon carbide or aluminum oxide as the ceramic component. The Company has also developed proprietary processes for the manufacture of products. By mixing different materials in varying percentages and adjusting the processes used for MMC production, the Company is able to "dial-in" material properties to fit specific customer needs.

        Manufacturing Customer Products. The Company's metal matrix composite materials can be fabricated into products by extrusion, forging and casting. Proprietary processes have been developed for fabrication of the Company's products, providing a competitive advantage in production capabilities, independent of the use of the MMCs themselves. In addition, significant proprietary "know-how" has been developed for the manufacture of products from MMCs. The Company has strategically invested in developing significant manufacturing capacity to be able to offer a fully integrated service to its customers requiring both limited and large production quantities.

        Managing Through Teams. The Company's integration of engineering design, development of material properties to address specific customer needs and the production and delivery of the finished product, requires the active participation and coordination of all functions within the Company. In order to effectively manage this process and deliver customer satisfaction, the Company utilizes project teams with responsibility and accountability for delivering "on-time and on-spec", with a single point of reference and communication for each customer. The Company believes that this methodology is essential to delivering the highest levels of customer satisfaction.

        Providing Customer Satisfaction. The Company believes that by providing superior customer satisfaction, it can maintain a preferred position in developing long-term relationships with its customers, which can be expanded into broader roles within their respective companies and industries.

Characteristics of Boralyn

        Boralyn is the Company's initial commercially available metal matrix composite material, composed principally of aluminum alloy and boron carbide. The Company believes that in target markets Boralyn compares favorably to other materials with which it will compete with respect to weight (density), specific strength, specific stiffness, resistance to wear, fatigue and corrosion resistance and vibration and resonance. Boron carbide contains a naturally occurring isotope, which also makes Boralyn well suited for radiation containment in nuclear applications.

        Broad Range of Available Grades. Boralyn is available in various grades depending principally on the choice of aluminum alloy and the percent of boron carbide. A specific grade can be matched to a specific application where a specific property or properties are to be highlighted. For example, in aerospace applications, where thermal expansion is a problem due to the extremes of the environment, the percentage of boron carbide can be increased to lower the thermal expansion. As another example, for better wearability, the percentage of boron carbide can be increased to create harder surfaces.

        Specific Strength/Specific Stiffness. The specific strength range of Boralyn, which is variable dependent on the grade of Boralyn being produced, is substantially higher than that of aluminum and somewhat higher than that of many specialty steels and titanium. Boralyn has greater specific stiffness compared to titanium alloy, aluminum alloy and specialty steel. For many applications, less Boralyn is required to provide necessary strength and stiffness, and, thus, reduces the overall product weight. Conversely, for the same weight, Boralyn can provide significantly more strength and stiffness than other competing materials.

     Resistance to Wear. Boralyn provides greater wear resistance than aluminum or steel due to the extreme hardness of boron carbide.

        Fatigue and Corrosion Resistance. Boralyn, in a 5% salt moist environment, endures a higher number of stress cycles than aluminum alloy. This property makes Boralyn superior to aluminum alloy for applications, in which many stress cycles are encountered, particularly in certain corrosive environments. Any structural support where stress is applied repeatedly needs high fatigue characteristics.

        Vibration and Resonance. Boralyn, due in part to its high stiffness, has lower vibration and resonance characteristics than aluminum computer hard-disk substrates, and for some grades of Boralyn lower than glass, over rotational speeds ranging from 1,000 to 10,000 revolutions per minute.

        Neutron Absorption. Boron carbide contains a naturally occurring isotope of boron which absorbs (attenuates) neutron radiation, the hazardous radiation element of nuclear energy generation and various military applications. Neutron absorption in Boralyn is primarily a function of the density (referred to as areal density) and degree of uniformity of distribution (i.e., homogeneity) of boron carbide particles within the material. The predictable homogeneity of Boralyn allows for the design of structures specific to a customer's requirements, without incorporating significant additional material.

        Variety of Fabrication Methods. In addition to the properties described above, Boralyn can be extruded and forged, can be used in a variety of casting processes, and some grades can be brazed and welded. The Company has developed what it believes to be superior manufacturing processes that are tailored to the production of Boralyn. Among these processes is the Company's soluble core technology that allows for forming complex, hollow chambers and passages, often within a one-piece structure, thereby eliminating the need for welding or other secondary manufacturing processes. In many instances, this may result in a cost savings to the Company's customers.

Products and Applications

        The growth of interest in metal matrix composites is a result of the engineering properties of these composites. Metal matrix composites compare favorably to other materials with respect to weight, stiffness and strength, and can be fabricated by standard methods utilizing normal equipment. Engineering analyses demonstrate that these materials can provide significant savings in weight and greater stiffness, compared to traditional metallic alloys, while retaining key structural and design properties. They also compare favorably with certain other composite materials, namely polymer-matrix materials, that have temperature and strength limitations, are sensitive to moisture and, in some cases, also release gases or moisture.

        Golf Club Heads and Shafts. The U.S. wholesale market for golf equipment in 1997 was estimated by industry sources to be approximately $2.4 billion. Wholesale golf club sales in the U.S. increased from 1992 to 1997 at a compounded growth rate of approximately 13%. This is primarily the result of three factors: (i) the increasing number of new golf courses available to the general public; (ii) increasing interest from non-traditional golfers; and (iii) favorable population trends, including the aging of Baby Boomers. The Company believes that the higher specific stiffness, higher specific strength and other properties of Boralyn allow golf club heads to be designed and manufactured with a larger "sweet spot" and better mass distribution (such as a lower center of gravity), compared with titanium and other heads. The effect is to produce what golfers term a "more forgiving" golf club. The higher specific stiffness of Boralyn enables the production of a club shaft with the "feel" of steel (i.e. greater control), but with a lighter weight.

        In August and September 1998 the Company received initial production orders from MacGregor Golf for a new line of Tourney(R) Boralyn putters and from Carbite Golf for a new Polar Balanced(R) Boralyn putter, respectively. Production deliveries of the Tourney(R) Boralyn putters were delayed until the second quarter of 1999 due to late delivery of weights for the putter from a third party vendor. Production of the Carbite putter was delayed until the second quarter of 1999 due to late delivery of the production tooling by Carbite. Taylor Made Golf has deferred introduction of their Boralyn metal wood driver primarily as a result of the success of their recently introduced Fire Sole(R) line of clubs. However, the Company continues working with Taylor Made to bring this product to market.

        In May 1997, the Company reached agreement with True Temper Sports to market golf club shafts using Boralyn on an exclusive basis. While the exclusive license has expired, material and production methodology refinements are continuing.

        Radiation Containment. Materials traditionally used for neutron absorption in spent fuel rod storage require a separate neutron-absorbing material, such as boron carbide, encased in layers of metallic alloy, such as aluminum, in order to provide stiffness and structural integrity. This material is then placed inside the actual storage container. The Company believes competing materials require additional material to compensate for irregular size and distribution of neutron-absorbing particles to achieve adequate levels of absorption. Accordingly, Boralyn can produce the same neutron-absorbing results as competing materials, but with less Boralyn, thereby reducing the weight and cost of the structure. The initial opportunity in this market is for containment material to use in conjunction with current and new designs of spent fuel dry storage casks and "wet storage" in the cooling pools. Because of the structural properties of Boralyn, the Company believes Boralyn could also be used in the future to provide more of the actual structural containers as well as the internal absorption material. The potential market for nuclear containment is substantial and is expected to increase due to the growing volume of spent nuclear fuel requiring storage.

        The Company received its first prototype order for neutron containment for spent fuel cask components in April 1998 from Transnuclear, the U.S. subsidiary of a France-based leader in this field. The prototype order was shipped in June 1998. The initial production order for $1 million was received in December 1998. Production shipments are scheduled to begin in March 1999. Advanced discussions are underway with other companies for prototype orders of Boralyn for use in both wet and dry spent fuel storage applications.

        Aerospace/Defense. Product areas that offer near-term opportunities for Boralyn include structural support for overhead luggage compartments, galley components and flooring, housings, high wear resistant components, components requiring vibration dampening and other parts not related to safety-of-flight. Areas of future opportunity for Boralyn are believed by the Company to include aircraft structural members, nacelle components, low vibration rotating parts, actuators, bearings and armor for the military. Because of the Company's production capacity for both large and small components, it is targeting both prime and sub-contractors to the industry for production orders of "hard-alloy" (aluminum) components, in addition to Boralyn. By producing these hard-alloy components, the Company may be able to leverage its available manufacturing capacity to generate revenue and margin contributions. Importantly, this strategy also serves as a vehicle for the introduction of the Company as an already approved supplier to the industry.

        The Company has been qualified as an approved vendor by several major prime contractors to the industry and has received five production orders for "hard-alloy" aluminum components. Applications produced include gantry rails for missiles on F-16 fighters, "U" channels for housing hydraulic systems in wing assemblies, helicopter seat ejection rails and forged hydraulic valve bodies. The Company has begun customer discussions to convert single product customers to multiple product customers. Broad manufacturing acceptance requires the aerospace equivalent of ISO 9002 qualification, which the Company plans to complete in the third quarter of 1999.

        Automotive. The automotive (including trucks) market is a large market where the properties of Boralyn and the Company's proprietary manufacturing processes can be used to deliver value-added benefits in many component applications. The automotive industry is particularly focused on fuel economy (weight and design), performance (weight, strength and stiffness) and cost savings (manufacturing processes). The truck market is also heavily focused on durability, due to the long useful lives required of truck fleets.

        In October 1997, the Company received a production order for engine cradles for General Motors' EV-1 electric vehicle, which represented the Company's first order from the automotive industry. Initial production began in July 1998, but has been significantly limited due to the replacement of the EV-1 by the NGV (Next Generation Vehicle). In November 1998, the Company received the initial prototype order for 12 different suspension components of the NGV. Shipments of the prototypes will begin in the first quarter of 1999. Other components currently being quoted include clutch components, transmission pumps and engine components such as cylinder liners, pistons, and camshafts. Broad acceptance by the new vehicle industry requires the automotive equivalent of ISO 9002 qualification, which the Company plans to complete in the third quarter of 1999.

        Computer Hard-disks. The worldwide wholesale market for personal computer hard-disk drives is estimated by industry sources to be approximately 150 million units in 1998. Each drive, on average, has approximately three disks, yielding a total market for disk substrates of approximately 450 million units in 1998. The Company believes that disks for high-speed, high-capacity drives, which the Company is targeting in its product development and marketing efforts, represent between 5% and 10% of the total market currently. New technologies in the industry typically migrate from the high-end to the mass market within two years. Boralyn disks exhibit minimal vibration over a broad range of rotational speeds experienced by current and planned hard-disk drives. The lower vibration and resonance allows for closer head-to-disk distance at higher rotational speeds, characteristics that allow for greater storage capabilities and faster data transfer rates.

        The Company has been working since 1996 to develop hard-disk substrates using Boralyn. The Company has produced prototype disks which meet industry standards for "sputter ready disks" and has delivered them to several of the major producers of hard-disk drives for evaluation and feedback as to their specific product requirements. We know a stiffer disk will be required to achieve very fast (e.g. 10K rpm) performance, and we are developing these prototypes now. These disks demonstrate the viability of the material in this application. It is the Company's objective to gain sufficient acceptance of Boralyn by one or more potential customers so that joint development is undertaken to produce disks that meet their specific application needs, leading to production orders.

        Consumer, Industrial and Other. The Company's capability to tailor Boralyn's properties to meet specialized product design requirements, the breadth of its manufacturing capabilities, and the marketing opportunity for customers to market their products using the Boralyn name provide the basis for the Company's marketing efforts in this general product category. The Company believes that the areas of specific opportunity include those where weight, high strength-to-weight ratios and wear or impact resistance are important product requirements.

        There can be no assurance with respect to whether or when the Company's products will achieve meaningful market acceptance or whether or when the Company will obtain material revenues or become profitable, if at all.

Marketing and Customer Support

        The Company intends to achieve market penetration in selected markets through a multi-step process with targeted customers usually consisting of: (i) initial discussions of the product application and prospective customer's needs, highlighting the advantages of Boralyn to address those needs; (ii) an engineering and marketing evaluation by the prospective customer of sample material and demonstration products; (iii) Alyn's technical personnel team with the customer's design and production staffs to design or modify designs to fully utilize the Company's MMCs and manufacturing capabilities; (iv) negotiation and receipt of a purchase order for the prototype program, including production pricing; (v) evaluation of the prototypes by the customer; and (vi) development of a production program, including provisions for tooling, equipment and quality control tests necessary to fulfill the customer's requirements. The Company intends to sell primarily to OEM customers, with distribution from the Company manufacturing sites to customer facilities. The Company's policy is to have its customers absorb a significant portion of design and development-related direct costs and pay for the development and fabrication of production tooling.

        The Company's sales and marketing activities are expected to include development of appropriate sales materials (such as specification sheets and corporate brochures) and promotion through participation at selected trade shows and selective advertising in journals and the trade press. These activities, even if successful, may not result in proportional or any revenue increases in the same period in which those activities occur.

        The Company's marketing initially focused on prospective customers in the United States, with international sales activities being conducted on a narrowly focused basis primarily in the sports and neutron containment markets. However, due to apparent demand for Boralyn as indicated by requests for distribution rights, the Company accelerated its international expansion plans. In December 1998, the Company granted sales and distribution rights to Van Roon Partners for Eastern and Western Europe. Subject to meeting certain minimum sales requirements, Van Roon Partners will have exclusive rights to sales within their territory for all products excluding nuclear containment. In January 1999, the Company granted sales and distribution rights to Pechiney Japon for Japan. Subject to meeting certain minimum sales requirements, Pechiney Japon will have exclusive rights to sales within several product categories, including automotive, sports, electronics and industrial products. Pechiney Japon is a wholly owned subsidiary of Paris, France based Pechiney, the fourth largest producer of aluminum in the world. Pechiney is the Company's first strategic partnership with a major manufacturer of aluminum products, whereby Pechiney can broaden its product line to include higher margin, value added products.

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

        The Company competes at two levels. First, the Company competes with material producers, i.e. companies that produce and market a choice of materials for specific applications. In this area, the Company competes with: (i) titanium, supplied by companies such as RMI Titanium Company, Tremont Industries, Inc., and Titanium Metals Corporation of America (Timet); (ii) aluminum alloys, supplied by companies such as the Aluminum Corporation of America (Alcoa), Reynolds Metals Co., and Oregon Metallurgical Corporation; and
(iii) other metal matrix composites, such as those supplied by Duralcan Inc. For nuclear containment, current storage containers typically use Boral(R), a boron carbide and aluminum material supplied by AAR Brook & Perkins.

        At the second level, the Company competes with product fabricators. In the golf club market, companies fabricating clubs from titanium metal include Coastcast Corp. and Sturm, Ruger & Co., Inc. In the computer disk drive market, the aluminum disks are being made by companies such as Kobe Steel Company. In the automotive industry, companies such as Teledyne Cast Products, Kelsey-Hayes Co., Die Cast Products, Inc. and many others are competitors.

Manufacturing and Supply

        The Company has developed what it believes to be superior manufacturing processes that leverage the characteristics of Boralyn. Boralyn is produced primarily by two methods. The first utilizes powder technology. By this method, the various powdered elements are blended dry and mixed uniformly to avoid stratification and settling. After the particulates have sufficiently mixed, they are directed into a die and compressed at elevated temperatures in a vacuum environment to remove unwanted gases and to compress the material into a solid billet. These Boralyn billets are used to extrude forms such as plate, finished shapes, rods and tubes for use in various consumer and other end uses.

        The second method of manufacturing utilizes a molten process by which boron carbide powder is added into the molten base alloy and then formed and cooled to create ingots for casting. These ingots are subsequently remelted and cast under high pressure into finished shapes. This proprietary process is called Precision Pressure Casting because of the fine detail that can be achieved by this process and because of the high pressure required to inject the material into the dies. The Company also uses a proprietary process for forming complex, hollow chambers and passages, often within a one-piece structure, thereby eliminating the need for welding together of separate components or other secondary manufacturing processes. This process is called AlynCore. Applications include golf, automotive and various consumer products.

        As of March 26, 1998 the Company had a backlog of approximately $4.0 million in customer orders scheduled for production and shipment primarily in the second and third quarters of 1999.

        The  Company   occupies  an  84,000  square  foot  facility  in  Irvine,
California, which is dedicated to extrusion and the forging of extruded material, where required. This facility houses the Company's new 4,000-ton extrusion press and previously installed 725-ton extrusion press. The Company's principal executive office building houses the Precision Pressure Casting operations. This 48,000 square foot facility has approximately 16,000 square feet dedicated to casting, with approximately 10,000 square feet remaining available for near term expansion. Included in this facility is the Company's recently installed 900-ton pressure casting machine, which is used for large parts.

        The Company maintains a strict internal quality control system to monitor the quality of production at its facilities. Alyn's quality control laboratory is capable of conducting both physical and chemical testing. The Company is in the process of preparing for ISO 9002 certification. Certification is planned for the third quarter of 1999. The Company also monitors the quality of processes that are completed by subcontractors through frequent tests and material certification. The Company maintains product liability insurance at levels it believes to be adequate.

        Raw materials used by Alyn are principally aluminum and boron carbide. The Company is not dependent on the availability of supplies from any single source. The Company presently purchases boron carbide from a limited number of suppliers, including one supplier who provides approximately 50% of the Company's current requirements. Although the Company believes that boron carbide is available from other suppliers, it projects that to take full advantage of the potential opportunity, the Company must develop additional boron carbide supplies. There can be no assurance that the Company will be able to continue to obtain desired quantities of boron carbide on a timely basis or at prices and terms deemed reasonable by the Company. Alyn's other principal raw material, aluminum, is available from numerous domestic and international suppliers.

        The Company intends to maintain a sufficient inventory of raw materials and Boralyn billets and ingots on site to meet its production requirements; however, no assurances can be made that such raw materials will be readily available or that the Company will have the resources to purchase and maintain an adequate inventory of raw materials. Finished goods are expected to be shipped at the time of production to the Company's customers by commercial carriers and not remain at the Company's plant for any significant period of time.

Technology Development

        The Company continuously engages in the development of new products and improvements to its existing formulations and maintains laboratory facilities for these purposes in Irvine, California, as well as uses a network of outside independent test laboratories. The Company also has a facility in Fremont, California, for the purpose of technology development efforts in the computer hard-disk market. The technology development department employed eleven people on December 31, 1998, including six employees at the Fremont facility. The Company's technology development efforts focus on producing MMCs for various cast, forged and extruded Boralyn applications and on tooling and methods of production.

        It is expected that formulations and techniques will continue to be developed and refined by the Company through empirical tests and prototype development. The Company expects that it will continue to devote substantial available resources to technology development efforts.

Patents

        The Company believes that protection of its proprietary technology and "know-how" is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all employees, as well as by limiting the availability of certain critical information to a small number of key employees.

        The Company intends to pursue a vigorous patent application program in the United States and abroad. The Company has been issued eight United States patents to date. The Company believes the initial patent issued, (United States Patent No. 5,486,223, originally issued to Robin A. Carden in January 1996, expiring in January 2014), provides protection for its proprietary Boralyn technology and contains claims that cover the use of Boralyn in a wide range of markets targeted by the Company.


        The following table summarizes the patents issued to the Company to date:

                       Patents Issued to Alyn Corporation

    Title                        Patent No.  Issue Date   Description
1.  Metal Matrix Composite and   5,486,223     1/23/96    Methods and processes
    Method of Manufacture thereof                         for making Boralyn
2.  Improved Metal Matrix        5,613,189     3/18/97    Divisional (extension
    Compositions and Method of                            of 5,486,223
    Manufacture Thereof
3.  Metal Matrix Composites      5,669,059     9/16/97    Divisional (extension)
    and Methods of Manufacture                            of 5,486,223
    Thereof
4.  Metal Matrix  Compositions   5,700,962     12/23/97   Use of boron carbide
    for Nuclear Shielding                                 metal matrix
    Applications                                          composites for neutron
                                                          shielding
5.  Metal Matrix Composition     5,712,014     1/27/98    Use of boron carbide
    for Substrates Used to make                           metal matrix
    Magnetic Disks for Hard                               composites for hard-
    Drives                                                disk substrates
6.  Fabrication Methods for      5,722,033     2/24/98    Extrusion and casting
    Metal                                                 composite techniques
                                                          for boron carbide
                                                          metal matrix
                                                          composites
7.  Soluble Core Method of       5,803,151     9/8/98     Soluble core casting;
    Manufacturing Metal and/or                            homogenize mix of salt
    Metal Matrix Composites                               and ceramic
8.  Process and Apparatus for    5,865,238     9/8/98     "Lock and Load" Al
    Die Casting of Metal Matrix                           alloy with variety of
    Composite Materials from a                            ceramics
    Self-Supporting Billet

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

Management Information Systems

        The Company has completed a survey of all computer systems and related hardware and all operating equipment utilized by the Company for Year 2000 compliance. It has also undertaken a survey of important outside vendors and suppliers for compliance, which is approximately 50% complete. The Company believes its current management information systems are or will be Year 2000 compliant prior to December 31, 1999. All future systems purchased will likewise include requirements for compliance.

Personnel

        The Company employed 62 persons as of December 31, 1998, including three Company executive officers, eleven technology development personnel, 23 manufacturing personnel and seven persons engaged in sales and marketing activities. In April 1998, the Company hired a new president and chief executive officer. The Company's Founder and former president and chief executive officer remains with the Company focusing primarily on sales and technology development. None of the Company's employees is a member of a labor union.

Risk Factors

        An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below when making an investment decision. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history, limited revenues and prior losses

     We commenced our materials development activities in 1990. However, we only completed our manufacturing facilities in 1998 and therefore have a very limited operating history. Our limited operating history has resulted in extremely limited revenues through 1998, with total revenues of $364,000 in 1997 and $1.3 million in 1998. Due to these limited revenues and our extensive materials development activities, we had net losses of $12.1 million, $7.3 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. We are also expecting to incur losses in fiscal year 1999 and may continue to incur losses thereafter. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.


Our future operating results will fluctuate significantly

        We have experienced, and will likely continue to experience, long sales cycle times, lengthy customer design processes for new product introductions, and market trends that may significantly limit management's ability to forecast accurately time-to-market schedules or short-term results of operations. We cannot predict our operating results due to the uncertainty of these factors and our limited operating history. Our operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in our products and personnel and the size and actual delivery dates of orders for our products. As a result, our operating results for any particular quarter should not be considered indicative of any future results and period-to-period comparisons of our operating results will not necessarily be meaningful. Fluctuations caused by variations in quarterly operating results or our failure to meet market analysts' projections or public expectations could cause the market price of our common stock to decline and perhaps decline significantly.

We must achieve significant product sales to offset substantial lease and capital commitments we made to establish production capability

        We have entered into long-term leases for our two facilities located in Irvine, California. For our main facility, we have entered into a lease that expires in 2008 with a five-year option. We also have a ten-year lease expiring in 2008 for our second Irvine facility. We have committed substantial capital to provide both facilities with significant production capability. Unless and until we achieve a significant level of sales of our Boralyn- based products, we will have substantial production over-capacity and under-absorbed costs that would cause us to incur substantial operating losses.

We have limited manufacturing history and significant manufacturing risks

         Our limited operating history has resulted in limited experience in manufacturing our products in commercial quantities. While we have made substantial lease and capital commitments to support our manufacturing capabilities, we cannot be sure that we will fully utilize our capacity or that our facilities will be adequate for all of our future fabrication requirements. In addition, the manufacture of our products presents several potential hazards. For example, the manufacturing processes for Boralyn utilize high temperature and high pressure and may be subject to volatile chemical reactions. In addition, a mechanical or human failure or natural disasters such as earthquakes, characteristic of Southern California, could result in interruption of our manufacturing activities or significantly impact our manufacturing capacity. Moreover, our manufacturing operations will use certain equipment that, if damaged, inoperable or unavailable, could disrupt our manufacturing operations. To address these risks, we have obtained business interruption insurance with coverage for lost profits and out-of-pocket expenses of up to $8 million per occurrence. In addition, we maintain other property and casualty coverage. Despite our efforts to minimize and insure against our manufacturing risks, any extended interruption of our manufacturing operations would have a material adverse effect on our business, operating results and financial condition.

Our products have not yet gained market acceptance in commercial quantities

         Market acceptance of our products in commercial quantities depends upon pricing of products and our ability to manufacture and deliver products on a timely basis. In addition, our ability to achieve commercial acceptance of our products is dependent upon our ability to demonstrate the advantages of Boralyn products over competing material methodologies and products. We also have experienced, and will likely continue to experience, long sales cycles and lengthy customer product design times prior to production orders. We must address each of these factors effectively in order to achieve customer acceptance in commercial quantities of Boralyn or our other current or future products. The costs of our marketing efforts will be substantial and will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from those marketing efforts (in the form of revenues) may not be reflected, if at all, until subsequent periods.

We may be unable to obtain the additional capital required to grow our business

         Our ability to grow our business is highly dependent upon our ability to generate capital from our operations and to raise needed debt or equity financing. If we are able to achieve our operating plan for 1999, we believe that our cash on hand (including debt and equity investment capital raised in the first quarter of 1999), capital generated from our internal operations, and planned equipment and accounts receivable financing should satisfy our anticipated capital needs for the next 12 months. However, if we fail to reach our planned revenue objectives, we may have inadequate working capital. Also, if we fail to complete our planned equipment and accounts receivable financing, we may have inadequate capital to finance our operations. Our ability to obtain future working capital debt financing will be dependent in part on the quality and amount of our trade receivables, inventory and unsecured capital equipment. If we are unable to receive adequate debt financing, we may have to seek additional equity financing which may not be available on favorable terms, if at all. Our ability to achieve future liquidity and capital funding requirements through our operations will depend on numerous factors, including:
* results of marketing our metal matrix composite capabilities; * market acceptance of our products; * the timing of production orders and our ability to make delivery of products; * our costs of sales and timing of growth in sales; and * our ability to effectively manage our marketing and manufacturing activities.

We depend on our key personnel and management team

        Our future success and profitability is substantially dependent upon the performance of our executives , Steven S. Price (our President and Chief Executive Officer), Robin A. Carden (our Founder), Richard L. Little (our Chief Financial Officer and Secretary) and Jon A. Knartzer (our Vice President, Operations). We seek to retain our key personnel with competitive compensation and each of our senior executives has a substantial potential equity interest in the form of stock options. However, a departure by any of these individuals or any other key employees could significantly diminish our level of management, technical, marketing and sales expertise and we would have the difficult task of finding and hiring replacements who have these skills. We do maintain key-man life insurance policies of $2.5 million each on the lives of Mr. Price and Mr. Carden; however, we do not maintain key-man life insurance policies on either Mr. Little or Mr. Knartzer.

        Our future growth will be dependent upon our ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. Due to our location in Irvine, California and the nature of our business, we believe we will experience significant competition for qualified management, supervisory, engineering and other personnel.

We face rapid technological change in our industry which may necessitate development of new products.

     We operate in a rapidly evolving field - advanced materials - that is likely to be affected by future technological developments. Our ability to anticipate changes in technologies, markets and industry trends, and to develop and introduce new and enhanced products on a timely basis will be critical factors in our ability to grow and remain competitive. We cannot be sure that we will be able to develop new products or that any new products can be marketed successfully. In addition, development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions. If we fail to timely develop and introduce new products or to enhance our current products, our business, operating results and financial condition could be materially adversely affected. Moreover, we expect to devote substantial resources to technology development efforts. For accounting purposes, the costs of those efforts will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from our technology development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods. As a result, our period-to-period operating results could be adversely impacted and difficult to predict.

We currently depend on a limited number of customers

        Due to the early stage nature of our business, we currently have only a limited number of customers, several of whom may be material to our near-term results of operations. Even after we mature, however, certain customers may be material to our business, operations and future prospects. We cannot be sure that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or our being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers, or our failure to successfully market our products to new customers, could have a material adverse effect on our business, operating results and financial condition.

We currently depend on a limited number of suppliers

        We presently purchase our principal ceramic raw material, boron carbide, from a limited number of suppliers, including one supplier that provides approximately 50% of our present requirements. Our business would be materially and adversely affected if we are unable to continue to purchase boron carbide at prices and on terms comparable to those presently available from our principal suppliers. Although we believe that boron carbide is available from other suppliers, we project that to take full advantage of the potential opportunity, we must develop additional boron carbide supplies. There can be no assurance that we will be able to continue to obtain desired quantities of boron carbide on a timely basis or at prices and terms we consider reasonable.

We depend on the protection of our patents

        We have been granted one United States patent that contains claims that cover the use of Boralyn. We believe this patent provides protection for our proprietary Boralyn technology. We have been granted additional patents, including divisional (extension) patents and continuation-in-part patents that stem from our original patent application. We have also applied for additional patents. We cannot be sure that our existing patents, or any other patents that may be granted, will be valid and enforceable or provide us with meaningful protection from competitors. Further, we cannot be sure that any pending patent application will issue or that any claim under pending patents will provide us protection against infringement. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe any of our patents, the costs of enforcing our patent rights may be substantial or even prohibitive. We cannot be sure that our future products will not infringe the patent rights of others or that we will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. We currently have only limited patent protection for our technology outside the United States, and we may be unable to obtain even limited protection for our proprietary technology in certain foreign countries.

We depend on our trademarks for current and future markets

        The market for our products is and will remain dependent in part upon the goodwill engendered by our trademarks and trade names. Trademark protection is therefore material to our business. Although Boralyn is a registered trademark in the United States, we cannot be certain that we can successfully assert trademark or trade name protection for our significant marks and names in the United States or other markets, and the costs of such efforts could be substantial.

Our industry is very competitive

        The materials industry is highly competitive. We compete in our chosen markets against several larger domestic and multi-national companies, all of which are well established in their respective markets and have substantially greater financial and other resources than us. There are also several competing, small advanced materials companies, similar to Alyn. Competitive market conditions could adversely affect our results of operations and financial condition if we were required to reduce product prices to remain competitive, were unable to achieve significant sales of our products or unable to successfully develop and sell new or enhanced products.

We face product liability risks

        As a participant in the materials industry, we face an inherent business risk of exposure to product liability claims in the event that any of our products are alleged to be defective or cause harmful effects. The cost of defending or settling product liability claims may be substantial. We currently maintain, and intend to continue to maintain, product liability insurance coverage. However, we cannot be sure that we will be able to obtain such insurance on acceptable terms in the future or that such insurance will adequately cover any claims.

Our stock price could be adversely affected by the sale of shares issuable to holders of our recently issued preferred stock and exchangeable note

        During the first quarter of 1999, we raised an aggregate of $6.0 million ($5.65 million, net of expenses) in financing through the issuance of Series A Preferred Stock, Series B Preferred Stock and an Exchangeable Note. The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, while the Series B Preferred Stock and the Exchangeable Note are currently exchangeable for common stock at set prices of $3.57 and $3.65 ("Set Prices"), respectively . Each of the holders of these securities received registration rights for the common stock underlying their securities and we are required to file a registration statement for the holders of Series B Preferred Stock and the Exchangeable Note in April 1999. Additionally, each of these exchangeable securities has an exchange rate that is based on the lesser of the Set Price or the market price at the time the securities are exchanged. The Series B Preferred Stock and the Exchangeable Note are each exchangeable at up to as much as a 15% discount to the market price if the market price at the time the securities are exchanged is less than the Set Price. At a minimum, the number of shares of common stock issuable upon exchange of all of these securities is 1,617,086. In addition, we may be required to issue up to 287,500 shares of common stock pursuant to warrants granted in connection with these financings. Any decrease in the price of our stock could result in the issuance of a substantial number of additional common stock shares that would be immediately available for resale on the public market for the Series B Preferred Stock and the Exchangeable Note. Depending upon the trading volume of our stock, any significant block sales of these shares issuable in exchange for these newly issued securities could have an adverse effect on the market price of our stock. Additionally, any perception by the public that these shares might be resold immediately and are not to be held as long term investments could materially and adversely affect our stock price. Any adverse impact on our stock price resulting from these recently issued exchangeable securities would cause these securities to become exchangeable for even more shares of common stock. Also, any negative impact to our stock price caused by these exchangeable securities could impair our ability to raise additional equity capital.

Our stock price could be adversely affected by the perception that certain shareholders could require us to sell their shares of our stock by exercising their registration rights

        Future sales of our common stock by existing stockholders under Rule 144 could have an adverse effect on the price of our stock. In addition, certain of our stockholders of common stock have contractual registration rights. No prediction can be made as to the effect that future sales of common stock, or the availability of shares of common stock for future sales, will have on the market price of our stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our stock.

We are subject to risks associated with year 2000 compliance

        We are in the process of upgrading or replacing our accounting and management information systems to be Year 2000 compliant and believe we will be Year 2000 compliant on a timely basis. We will use both internal and external resources to reprogram and/or replace any deficiencies. We are not currently aware of any other incompatibility and believe that no material expenditures will be required. We do not believe that the Year 2000 issue will have any material effect on our operations and we have determined there is no exposure related to our products. Formal communications have been initiated with all significant suppliers and large customers to determine the extent to which we are vulnerable to such parties' failure to address their own Year 2000 issues. We expect to have analyzed and accessed the possible risk of significant business interruptions as a result of any such party's noncompliance by June 1999. At that time, any necessary contingency plans will be developed to address any material consequences that we could suffer if such party is not Year 2000 compliant. Despite our efforts to assess Year 2000 compliance, we cannot be sure that the failure of other companies to adequately address the Year 2000 issue will not have a material adverse effect on our business, operating results or financial condition. Overall, we expect to complete our Year 2000 compliance efforts in 1999. The total estimated project cost, which is not considered material, includes the estimated costs and time associated with the impact of third party compliance. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Certain of our stockholders retain substantial influence

        Certain of our present holders of common stock own a substantial majority of the outstanding shares of common stock. Consequently, those stockholders have the ability to elect all the Company's directors and to control the outcome of all other issues submitted to the Company's stockholders. Additionally, those stockholders would be able to influence significantly a proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

        Under the terms of our recently completed financings, certain holders of the newly issued exchangeable securities must approve certain actions, including future financings or issuance of senior securities. These restrictions could affect our ability to raise capital or effect certain corporate changes which could adversely affect our business, results of operations and financial condition.

Certain of our charter provisions could adversely affect the rights of common stock and we are subject to Delaware anti-takeover provisions

        Under our charter, the Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote of, or action by, our stockholders. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that has been issued or may be issued in the future. Issuance of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have an effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Certain provisions of Delaware law applicable to us may also discourage third-party attempts to acquire control.

Our stock price may be volatile

        Trading volume and prices for our common stock could be subject to wide fluctuations in response to quarterly variations in our operations and results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by us. These factors include the sale or attempted sale of a large amount of securities in the public market, the registration for resale of any shares of common stock, and the effect on our earnings on existing or future equity-based compensation awards to management. The market price of our common stock could also be influenced by developments or matters not related to us.

ITEM 2.       PROPERTIES

        The Company leases its principal executive office facility in Irvine, California, under a lease entered into in June 1996 and ending on January 31, 2008 (co-terminus with the Company's Von Karman facility), with a five-year renewal option. The current monthly lease cost is approximately $25,000, with periodic escalations to a maximum of approximately $27,000 per month. The 48,000 square foot, primarily single-story facility, is located on a three-acre site at 16761 Hale Avenue in Irvine in an industrial park with close proximity to truck, rail and air (John Wayne Airport, a major regional airport in Orange County) connections and a highly trained labor pool.

        The Company leases an additional 84,000 square foot building located at 17021 Von Karman Avenue, Irvine, California, under a ten-year lease commencing on February 1, 1998, with a five-year renewal option. The monthly lease cost for this facility is approximately $49,000 with annual escalations based upon the consumer price index, subject to a 3% minimum. This additional facility is located approximately one half mile from the Company's main facility and is dedicated to extrusion and forging.

        These facilities are designed for expansion of capacity to match future needs over the next several years, with additional warehousing to be leased at a nearby location, if required. There can be no assurance that these facilities will be adequate for the Company's entire future fabrication requirement or, alternatively, that the Company will be able to fully utilize the capacity of its facilities. The Company believes its current and additional facility will be adequate for its contemplated needs.

        A research and development facility dedicated to the development of computer disk substrates used in hard-disk drives was established in February 1997 at 4576 Enterprise Street, Fremont, California, approximately 400 miles from the Company's Irvine facilities. The three-year lease commenced on February 1, 1997 and will expire on January 31, 2000. The facility originally occupied 3,900 square feet of industrial space and was expanded to 7,800 square feet in October 1997.

ITEM 3.      LEGAL PROCEEDINGS

        There are no material legal proceedings pending or, to the Company's best knowledge, presently threatened against the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to the vote of security holders of the Company during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

        The Company's common stock is listed for quotation under the symbol "ALYN" on the National Market of the NASDAQ Stock Market, Inc. The following table sets forth the high and low per share bid prices for the Company's common stock for each quarterly period since the Company's Initial Public Offering on October 22, 1996.

                                                         Common Stock
                      Calendar Year                       High    Low

                      1996
                      Fourth Quarter                      16     10

                      1997
                      First Quarter                       13.50  8.25
                      Second Quarter                      12.62  8.38
                      Third Quarter                       17.62  6.88
                      Fourth Quarter                      16.62  9.50

                      1998
                      First Quarter                       10.50  7.00
                      Second Quarter                        8.88 5.88
                      Third Quarter                         5.88 4.63
                      Fourth Quarter                        6.00 3.63


        As of February 2, 1999, there were approximately 45 holders of record of the Company's common stock. The Company estimates that there are approximately 2,500 beneficial owners of the Company's common stock.

        The Company does not anticipate paying any dividends on its common stock in the foreseeable future. The Company presently intends to retain its earnings, if any, to finance the development of its business. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such factors, as it deems relevant at the time. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business.

6. Selected Financial Data
(In thousands except per share data)
                                   Alyn                     Old Alyn
                         -------------------------   ---------------------------
                                            Period   Period
                                            from      from
                                           May 2,   January 1,
                                            1996      1996
                          Year ended         to        to         Year ended
                          December 31,     Dec 31,    May 1,     December 31,
                         1998      1997     1996      1996       1995     1994

Statements of
Operations Data:

Total revenue ......   $ 1,266   $   364   $    90   $   104   $   319   $  309
                       -------   -------   -------   -------   -------   -------

Costs and expenses:
  Cost of goods sold     5,402       323        80        34       203       92
  Establishment of
   manufacturing
   facilities               --      1,809      262       --        --        --
  General and
    administrative
    expenses             3,216      2,633    1,257        53       219      352
  Selling and marketing  1,230      1,371      587        23        52      143
  Technology developmen  2,968      2,338      283         7        79      180
                       -------    -------   ------    -------   -------  -------

  Total costs
   and expenses         12,816      8,474    2,469       117       553      767
                       -------    -------   ------    ------    ------    ------

  Operating loss ...   (11,550)    (8,110)  (2,379)      (13)     (234)    (458)

Other income
(expense), net            (518)       806      141        (2)      (10)     (11)
                       -------    -------   -------    -------  -------  -------

Loss before provision
 for income taxes      (12,068)    (7,304)  (2,238)      (15)     (244)    (469)

Provision for income
 taxes                       1         12        1          1        1        1
                       -------    -------   -------    -------  -------  -------
Net loss ...........  ($12,069)   ($7,316) ($2,239)   ($   16)  ($ 245)  ($ 470)
                       =======    =======   =======    =======  =======  =======

Per Share Data:

Basic and diluted net
 loss per share        ($ 1.11)   ($ 0.68)   ($ 0.25)
                        =======    =======    =======

Common shares used
  in computing net
  loss per share         10,869     10,750      8,800
                         =======    =======    =======


                                        Alyn                       Old Alyn
                               ----------------------------    ----------------
                                               December 31,
                               ------------------------------------------------
Balance Sheet Data:             1998       1997       1996     1995       1994
                               ------     ------     ------     -----     -----

Working capital (deficit)     $ 1,439   $11,717     $23,494     ($382)    ($133)
Total assets                   26,961    31,127      32,203       128       193
Long-term obligations           7,316     5,501          --       128       128
Total stockholders' equity
   (deficit)                   16,184    23,750      31,066     ( 490)    ( 245)

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" under Part I, Item 1 and elsewhere in this Annual Report on Form 10-K. The following discussion and analysis should be read in conjunction with Item 6 (Selected Financial Data) and our Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

        Since its inception in 1990, the Company has been engaged in research, development, and testing of its advanced metal matrix composite materials. Following its initial public offering in October 1996, the Company first focused on establishing its manufacturing facilities followed by prototype production and completed its first production order in the third quarter of 1998. The Company began shipping engine cradles to General Motors for its EV-1 electric vehicle in the third quarter of 1998. Production under this program has been significantly curtailed since General Motors has undertaken a successor program called the NGV (Next Generation Vehicle). The Company was selected to provide twelve parts for the new NGV. These parts include suspension, cross-member and control arm components scheduled for delivery in early 1999. In the golf industry, San Diego-based Carbite Golf placed an initial production order for its new Polar Balanced(R) Boralyn putters with the first deliveries scheduled for the second quarter of 1999. The MacGregor Golf Company debuted its new line of Tourney(R) Boralyn putters in January 1999. Shipments are scheduled to begin in the second quarter of 1999. Development continues with Taylor Made Golf Company and True Temper Sports. The Company received a $1,000,000 initial order from Transnuclear, Inc. for spent fuel storage casks, with shipments scheduled to begin in the first quarter of 1999. Shipments have begun for aerospace applications utilizing both Boralyn and hard-alloy aluminum. The Company's disk substrate program has developed several prototype disk products with varying characteristics and has provided these to disk drive manufacturers for evaluation. While the Company has achieved sales of Boralyn -based products in 1998, there can be no assurance that any significant sales will be achieved. The Company anticipates incurring operating losses for the current fiscal year, and may continue to incur losses thereafter. There can be no assurance that the Company will ever achieve profitability or maintain profitability, if achieved, on a consistent basis. Moreover, the Company has two facilities totaling approximately 132,000 square feet in Irvine, California, and has committed substantial capital to equip both facilities with significant production capability. Unless and until the Company achieves a significant level of sales, the Company will continue to have substantial production overcapacity and underabsorbed costs that would cause the Company to incur substantial additional operating losses.

Results of Operations

        For purposes of discussion, the results of operations for the year ended December 31, 1998 are compared to the year ended December 31, 1997 and the results of operations for the year ended December 31, 1997 are compared to the year ended December 31, 1996.

     Total revenues for the year ended December 31, 1998 increased 248% to $1,266,000 from $364,000 in the year ended December 31, 1997. Production and prototype orders for 1998 contributed 52% of total revenue as compared to 20% for 1997. The Company, which began shipping production orders in the third quarter of 1998, increased shipments in the fourth quarter. Shipments were made to various firms in the aerospace, automotive and golf industries. Total revenues for 1997 increased 88% to $364,000 from $194,000 in 1996. The increase was the result of additional prototype sales of Boralyn-based products and revenue on custom-built tooling.

        Cost of goods sold for the year ended December 31, 1998 increased 1,572% to $5,402,000 from $323,000 in the year ended December 31, 1997. In 1998, the Company charged all excess manufacturing capacity costs to cost of goods sold. In 1997, prior to completion of the Company's first manufacturing facility, only labor, material and overhead associated with actual sales went to cost of goods sold with the remainder charged to establishment of manufacturing facilities. cost of goods sold increased 183% to $323,000 in 1997 from $114,000 in 1996. The increase was primarily attributable to the lower margin on sales of custom-built tooling and prototype sales.

     There were no expenses for the Establishment of manufacturing facilities during 1998 in that the Company had completed the pre-operating stage for Boralyn at December 31, 1997. Expenses for the Establishment of a manufacturing facilities in 1997 increased 591% to $1,809,000 from $262,000 in 1996. The expenses were incurred for the additional manufacturing management and related pre-operating costs as the Company built the infrastructure and installed machinery and equipment to produce its Boralyn products. The increase in 1997 was the result of occupying the building for the entire year as compared to only the fourth quarter in 1996.

        General and administrative expenses for the year ended December 31, 1998 increased 22% to $3,216,000 from $2,633,000 in the year ended December 31, 1997. The increase was attributed to search fees and relocation costs of obtaining two senior executives, including a new chief executive officer. General and administrative expenses for 1997 increased 101% to $2,633,000 from $1,310,000 in 1996. The increase was primarily the result of doubling the Company's staff in preparation for production, including recruiting, professional services and other administrative costs.

        Selling and marketing expenses for the year ended December 31, 1998 decreased 10% to $1,230,000 from $1,371,000 in the year ended December 31, 1997. The decrease was a result of partnering with OEMs and sharing the costs of marketing programs. Selling and marketing expenses are expected to rise in 1999 as the Company's sales increase. Selling and marketing expenses in 1997 increased 125% to $1,371,000 from $610,000 in 1996. The increase was the result of an increase in marketing expenses incurred in the expanding marketing efforts for Boralyn products

        Technology development expenses for the year ended December 31, 1998 increased 27% to $2,968,000 from $2,338,000 in the year ended December 31, 1997. The increase was a direct result of development efforts associated with the Company's computer hard-disk drive program. Technology development expenses in 1997 increased 706% to $2,338,000 from $290,000 in 1996. This increase was attributable to an increase in ongoing development programs, including establishment of the research facility in Fremont, California, which is focused solely on the computer hard-disk market. Technology development expenses are expected to increase as the Company continues to support the development of Boralyn-based products.

Liquidity and Capital Resources

        At December 31, 1998, the Company had unrestricted cash of $1.2 million and working capital of $1.4 million as compared to $11.7 million in working capital at December 31, 1997. The Company has funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $10.5 million, of which $6.5 million was completed in December 1997 and $4.0 million was completed in the second quarter of 1998. The Company received $4.5 million, net of expenses, from the Common Stock Rights Offering completed in August 1998. In January 1999, the Company completed an equity offering of $1.45 million, net of expenses. In March 1999, the Company completed an equity offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate securities and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

        The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. The Company intends to use additional debt financing for some of its existing and future working capital needs. The
Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 1999, it believes that internally generated funds, cash on hand, debt and equity investment capital raised by the Company in the first quarter of 1999 and planned equipment and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. However, if the Company fails to complete its planned equipment and accounts receivable financing, inadequate capital to finance operations may result. Also, if the Company fails to reach its planned revenue levels, additional capital may be required. There can be so assurance the company will ever achieve a significant level of sales or profitability.

Year 2000 Compliance.

        The Company is in the process of upgrading or replacing its accounting and management information systems to be Year 2000 compliant and believes it will beYear 2000 compliant on a timely basis. The Company will use both internal and external resources to reprogram and/or replace any deficiencies. The Company is not currently aware of any other incompatibility and believes that no material expenditures will be required and there would not be any material effect on operations. The Company believes its management information systems are or will be Year 2000 compliant prior to December 31, 1999. The Company has determined it has no exposure related to its products. Formal communications have been initiated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to such parties' failure to address their own Year 2000 issue. The Company expects to have analyzed and accessed the possible risk of significant business interruptions as a result of any such party's noncompliance by June 1999. At that time, any necessary contingency plans will be developed to address any material consequences the Company could suffer if such party is not Year 2000 compliant. However, there can be no guarantee that the failure of other companies to adequately address the Year 2000 issue will not have a material adverse effect on the Company. The Company expects to complete its Year 2000 compliance efforts in 1999. The total estimated project cost, which is not considered material, includes the estimated costs and time associated with the impact of third party compliance. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        See Item 14 for a list of the Alyn Corporation Financial Statements and Schedules and Supplementary Information filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item, insofar as it relates to directors, is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 1999.

Directors and Executive Officers of the Company

Name                 Age      Position

Steven S. Price      43       President, Chief Executive Officer and Director
Robin A. Carden      41       Founder and Director
Jon A. Knartzer      53       Vice President Operations
Richard L. Little    54       Vice President  Finance and Administration,
                              Chief Financial Officer and Secretary

Harry Edelson        62       Director
James L. Hesburgh    65       Director
Michael Markbreiter  37       Director

        The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below.

        Steven S. Price, 43, has been President and Chief Executive Officer since April 20, 1998, and a Director since April 14, 1998. Mr. Price is Chairman of the Company's Executive Committee and a member of the Compensation Committee. From 1995 to April 1998, he was President of AlliedSignal Automotive Aftermarket, a division of AlliedSignal, Inc., which supplies automotive parts and products to retail, wholesale and installer sales channels. From 1993 to 1995, he was General Manager of the Residential Division of NIBCO Incorporated, a privately held manufacturer of plumbing fittings and valves. From 1989 to 1993, he was Vice President, Marketing for Black and Decker Corporation's subsidiary Kwikset Corporation and from 1987 to 1989, he was a Director, Sales and Marketing for Black and Decker's Power Tool Group. From 1977 to 1987, he was with The Procter and Gamble Company in various brand management and marketing positions. Mr.
Price has a Bachelor of Arts degree in Economics from Brown University.

     Robin A. Carden, 41, is the founder of the Company and has been a Director since the Company's formation in 1990. Mr. Carden is a member of the Company's Executive Committee. From the Company's formation until April 1998, he was President and Chief Executive Officer. Prior to 1990, Mr. Carden was employed by Ceradyne Inc., a company engaged in the development and production of advanced ceramics products, as Senior Sales Engineer, and was engaged in developing civilian applications for advanced ceramics products originally developed for military use. Mr. Carden graduated from California State University, Long Beach with a Bachelor of Science degree. A number of United States patents have been issued to Mr. Carden.

        Jon A. Knartzer, 53, has been the Vice President of Operations of the Company since November 1998. From 1996 to 1998 Mr. Knartzer was Vice President of Operations of Coastcast Corporation, a golf club head manufacturer. In 1995, he was Vice President of Operations of Enertech, a manufacturer/representative of products for the nuclear power industry. From 1992 to 1995 Mr. Knartzer was the Director of Operations for Accuride International, a manufacturer of precision ball bearing drawer slides. Mr. Knartzer has a Bachelor of Science degree in Industrial Technology from California State University, Long Beach and a Master of Engineering degree from the University of California, Los Angeles.

        Richard L. Little, 54, has been the Vice President, Finance and Administration and Chief Financial Officer of the Company since May 1997. He was elected Secretary in September 1998. Mr. Little was Executive Vice President of d'Essence Designer Fragrances, a marketer of fine perfumes and related products from 1995 to 1997 and President of d'Essence International from 1996 to 1997. From 1994 to 1995, he was Chief Operating Officer and Chief Financial Officer of Graphix Zone, a publicly traded producer of CD-ROMS. In 1989, Mr. Little co-founded Bainbridge International Holdings, a merchant bank specializing in acquiring middle market companies. From 1986 to 1989, Mr. Little was Chief Financial Officer, Vice President Finance, Treasurer and Secretary of Teradata Corporation, a publicly traded manufacturer and marketer of supercomputers for managing very large data bases. Prior to joining Teradata, Mr. Little was Chief Financial Officer of Quotron Systems, a publicly traded provider of on-line financial information services. Mr. Little has a Bachelor of Science degree in Engineering and a Masters of Business Administration in Finance from the University of California, Los Angeles. He is also a CPA.

        Harry Edelson, 62, has been a Director of the Company since May 1996. Mr. Edelson is Chairman of the Company's Audit Committee and a member of the Compensation Committee. Since 1984, Mr. Edelson has been the Managing Partner of Edelson Technology Partners, a series of four venture capital funds with ten large corporations as the limited partners. The focus of the funds is to provide the corporate partners with access to high technology products and services. One of the funds, Edelson Technology Partners III, is a principal stockholder of the Company. Edelson Technology Partners, through its related funds, has invested in approximately 80 companies involved in a wide range of technologies, including telecommunications, computers, semiconductors, specialty chemicals, environmental and publishing. Prior to founding Edelson Technology Partners, Mr. Edelson was a transmission engineer at AT&T, a senior computer engineer for UNISYS and a technology analyst for three leading investment banking firms, Merrill Lynch, Drexel Burnham Lambert and First Boston. Mr. Edelson has a Bachelor of Science degree in Physics from Brooklyn College and a Masters of Business Administration from New York University.

        James L. Hesburgh, 65, was appointed to the Board of Directors in December 1998. Mr. Hesburgh is a member of the Company's Audit Committee. Mr. Hesburgh is currently president and chief executive officer of Battley USA Inc., the U.S. subsidiary of a French investment company and is president and CEO of James L. Hesburgh International Inc., an export management and international consulting firm. He has previously served as chairman, CEO, and owner of Donegal International Machinery Ltd. in Ballyshannon, Ireland; chairman of Hiller Aviation Inc.; president of Intercole Automation Inc.; and vice president of international operations for The Wheelabrator Corporation. Mr. Hesburgh currently serves on the boards of Battley USA, USCS International Inc., Fremont Funding, FirstFed Corporation and First Federal Bank of California, Sinto America and Roberts Sinto Corporation, Saint John's Health Center Foundation and Chief Executives Organization.

        Michael Markbreiter, 37, has been a Director of the Company since May 1996. Mr. Markbreiter is a member of the Company's Executive, Audit and Compensation Committees. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Since December 1997, Mr. Markbreiter has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

ITEM 11.      EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 1999.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 1999.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders scheduled to be held on June 10, 1999.

                                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                   ON FORM 8-K

(a)     Documents filed with this Report.

               The following documents are filed as part of this report.

1.      Financial Statements

               The financial  statements are listed in the accompanying  List of
               Financial   Statements   covered   by   Report   of   Independent
               Accountants.

2.      Financial Statement Schedules

                      None

3.      Exhibits

        Exhibit
        Number  Description

        3.1*    Restated Certificate of Incorporation.
        3.2*    By-Laws of the Registrant.
        4.1*    Specimen Copy of Stock Certificate for shares of Common Stock.
        4.2*    Stockholder  Agreement,  dated as of May 1, 1996,  by and among the Company and certain stockholders of the Registrant.
        10.1*   1996 Stock Incentive Plan of the Registrant.
        10.2*   Employment  Agreement between the Company and Robin A. Carden, dated as of April 1, 1996, as amended by Amendment Number One, dated as of April 30, 1996.
        10.3*   Form of Employment Agreement between the Company and certain senior executives.
        10.4*   Lease, dated as of June 12, 1996, between the Registrant and
                Taylor-Longman,with respect to premises at 16761 Hale Avenue,
                Irvine, California.
        10.5*   Sale of Goods Agreement and Exclusive License, dated as of
                September 10, 1996, by and between Taylor Made Golf Company, Inc and the Registrant (for which confidential treatment has been granted with respect to certain provisions).
        10.6**  Exclusive Customer  Agreement,  dated as of May 13,1997, by and between True Temper Sports and the Registrant (for which
                confidential  treatment has been granted with respect to certain provisions).
       10.7     Lease, dated as of July 1,1997, as amended by First Amendment to
                Lease, dated as of December 23, 1997, between the Registrant and the Irvine Company, with respect to premises at 17021 Von Karman
                Avenue,Irvine,California.
       23.1     Consent of Independent Accountants
       27.1     Financial  Data Schedule for the year ended December 31, 1998.
       99.1*    U.S. Patent Number 5,496,223, dated January 23, 1996

    (b)         Reports on Form 8-K.

                 None          ______________

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


                                           ALYN CORPORATION



                                       By: _______________________________
                                           Steven S. Price
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                 Title                                  Date


-------------------
 Steven S. Price            President, Chief Executive           March 31, 1999
                            Officer and Director
                            (principal executive officer)

-------------------
Robin A. Carden              Director                            March 31, 1999

-------------------
Richard L. Little           Vice President, Finance and          March 31, 1999
                            Administration and Chief
                            Financial Officer (principal
                            financial and accounting officer),
                            Secretary
-------------------
Harry Edelson               Director                             March 31, 1999


-------------------
James L. Hesburgh           Director                             March 31, 1999


-------------------
Michael Markbreiter         Director                             March 31, 1999






                                       S-1
                            FORM 10-K ITEM 14 (a)(1)

                                ALYN CORPORATION
                          LIST OF FINANCIAL STATEMENTS

The following financial statements of Alyn Corporation are included in Item 8:

Report of Independent Accountants                                           F-2
Balance Sheet                                                               F-3
Statement of Operations                                                     F-4
Statement of Stockholders' Equity                                           F-5
Statement of Cash Flows                                                     F-6
Notes to Financial Statements                                               F-7

Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Alyn Corporation

We have audited the accompanying balance sheet of Alyn Corporation (the "Company") at December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and of cash flows for the two years ended December 31, 1998 and for the period from May 2, 1996 through December 31, 1996. We have also audited the statements of operations, stockholders' equity (deficit) and of cash flows of Old Alyn for the period from January 1, 1996 through May 1, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Alyn Corporation at December 31, 1998 and 1997, and the results of operations and cash flows of the Company and Old Alyn for the periods described in the first paragraph above, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
January 28, 1999, except as to
Notes 9 and 10, which are as of  March 23, 1999

                                Alyn Corporation
                                  Balance Sheet

                                                 December 31,      December 31,
                                                     1998             1997
                                                 ------------      ------------
Assets

Current assets:

  Cash and cash equivalents                    $  1,232,000        $13,126,000
  Restricted cash (Note 4)                        2,062,000                --
  Accounts receivable, net of
    allowance for doubtful
    accounts of $85,000 in 1998
    and $25,000 in 1997                             781,000             94,000
  Inventories                                       401,000            172,000
  Other current assets                              424,000            201,000
                                               ------------       ------------
      Total current assets                        4,900,000         13,593,000

  Equipment, furniture and fixtures, net         20,703,000         13,302,000
  Other assets, net                                 626,000          3,454,000
  Intangibles, net of accumulated amortization
    of $258,000 in 1998 and $152,000 in 1997        732,000            778,000
                                              -------------       ------------

                                                $26,961,000        $31,127,000
                                             ==============       ============
Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                            $     663,000       $    551,000
  Current portion of long-term debt               1,842,000            999,000
  Accrued and other current liabilities             956,000            326,000
                                                   --------          ---------
      Total current liabilities                   3,461,000          1,876,000

Long-term debt                                    7,316,000          5,501,000

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.01 par value;
    5,000,000 shares authorized;
    no shares issued and outstanding                    --                  --

  Common stock, $0.001 par value;
    20,000,000 shares authorized;
    11,108,000 and 10,750,000 shares
    issued and outstanding at December 31, 1998
    and 1997, respectively                           12,000             11,000

  Additional paid-in capital                     37,796,000         33,294,000
  Accumulated deficit                           (21,624,000)       ( 9,555,000)
                                                ------------       ------------
      Total stockholders' equity                 16,184,000         23,750,000
                                                 -----------        ----------

                                                $26,961,000        $31,127,000
                                                ===========        ===========
See accompanying notes to financial statements

                                Alyn Corporation
                             Statement of Operations


                                          Alyn                     Old Alyn

                           ---------------------------------    ---------------
                                     Year             Period        Period
                                                       from           from
                                     Ended        May 2, 1996   January 1, 1996
                                                       to             to
                                December 31,      December 31,       May 1,
                             1998         1997         1996           1996

Net sales                 $1,266,000   $ 305,000   $  25,000        $ 104,000
Contract revenue                  --      59,000      65,000               --
                          ----------    --------   ---------         --------
 Total revenue             1,266,000     364,000      90,000          104,000

Costs and expenses:
 Cost of goods sold        5,402,000     323,000      80,000           34,000
 Establishment of
  manufacturing facilities       --    1,809,000     262,000               --
 General and administrative
  expenses                 3,216,000   2,633,000   1,257,000           53,000
  Selling and marketing    1,230,000   1,371,000     587,000           23,000
  Technology development   2,968,000   2,338,000     283,000            7,000
                           ---------   ---------   ---------        ---------
  Total costs and
     expenses             12,816,000   8,474,000   2,469,000          117,000
                          ----------   ---------   ---------        ---------

  Operating loss         (11,550,000) (8,110,000) (2,379,000)       (  13,000)

Other income
   (expense)             (   518,000)    806,000     141,000        (   2,000)
                         -----------   ---------   ---------        ----------
Loss before provision
  for income taxes       (12,068,000) (7,304,000) (2,238,000)       (  15,000)

Provision for
  income taxes                 1,000      12,000       1,000            1,000
                         -----------  ----------   ----------        ---------
Net loss                ($12,069,000)($7,316,000) ($2,239,000)      ($ 16,000)
                        ============  ===========  ==========        =========

Basic and diluted
 net loss per share          ($1.11)      ($0.68)      ($0.25)
                             =======      =======      =======
Common shares used in
 computing net loss
 per share                10,869,293   10,750,000    8,800,205
                          ==========   ==========    =========


See accompanying notes to financial statements

                                Alyn Corporation
                        Statement of Stockholders' Equity



                      Common Stock        Common Stock
                        Class A             Class B          Accumulated
                    Shares    Amount     Shares   Amount        Deficit
                  ------------------   -----------------     -----------
Old Alyn
(Notes 1 and 5)

Balance at
 Dec. 31, 1995    1,700,000   $1,000    300,000   $325,000    ($816,000)

Repurchase of
  common stock                         (200,000)  (217,000)   (  43,000)
Net loss                                                      (  16,000)
                  ----------  ------   ---------   --------    ---------
Balance at
 May 1, 1996      1,700,000   $1,000    100,000    $108,000   ($875,000)
                  =========   ======    =======    =========  ==========
________________________________________________________________________________

                      Preferred                       Additional
                        Stock        Common Stock       Paid-in    Accumulated
                    Shares Amount  Shares    Amount     Capital        Deficit
                    ------------- -----------------    ---------   -------------
Alyn (Note 1)
 Issuance of
  common stock                    4,240,000  $ 4,000   $    1,000

Common stock issued
 in exchange for
 Old Alyn common stock            3,760,000    4,000   (    4,000)

Common stock issued in
 initial public offering,
 net of offering costs            2,750,000    3,000   33,297,000

Net loss                                                            ($2,239,000)
                    -----  ----- ----------   ------  -----------  -------------
Balance at
 Dec. 31, 1996        --     --  10,750,000   11,000   33,294,000  (  2,239,000)

Net loss                                                           (  7,316,000)
                    -----  ----- ----------   ------ -----------   -------------
Balance at
  Dec. 31, 1997       --     --  10,750,000   11,000   33,294,000  (  9,555,000)

Common stock
  contributed                      (500,000)      --         --

Common stock issued                 858,000    1,000    4,502,000

Net loss                                                           ( 12,069,000)
                    ----- -----  ----------  -------  -----------  -------------
Balance at
  Dec. 31, 1998        --    --  11,108,000  $12,000  $37,796,000  ($21,624,000)
                    ===== =====  ==========  =======  ===========  =============



See accompanying notes to financial statements

                                Alyn Corporation
                             Statement of Cash Flows

                                       Alyn                            Old Alyn
                           ----------------------------------------  -----------
                                                          Period        Period
                                                           from          from
                               Year Ended December 31,     May 2,        Jan 1,
                                                          1996 to       1996 to
                                                          Dec 31,        May 1,
                                  1998         1997        1996           1996
                            ------------- ------------- -----------  -----------

Cash flows used in
 operating activities:
Net loss                      ($12,069,000) ($7,316,000) ($2,239,000) ($ 16,000)

Adjustments to reconcile
  net loss to net cash used
  in operating activities:
 Depreciation and amortization   2,395,000      856,000      111,000      1,000
 Provision for allowance for
  doubtful accounts                 60,000       95,000        2,000      8,000
Changes in operating
  assets and liabilities:
 Accounts receivable           (   747,000) (   158,000) (    22,000) (  30,000)
 Inventories                   (   229,000) (   131,000) (    32,000)     7,000
 Other current assets          (   223,000) (    54,000) (   122,000)        --
 Deferred offering costs                                              ( 128,000)
 Other assets                      150,000  ( 3,385,000) ( 1,624,000)        --
 Intangible assets             (    60,000) (    99,000) (    60,000) (   1,000)
 Accounts payable                  112,000  (   394,000)     884,000  (   4,000)
 Accrued and other
  current liabilities              630,000      134,000  (   588,000)    94,000
                                -----------   ---------   -----------  ---------
   Net cash used in
operating activities          (  9,981,000) (10,452,000) ( 3,690,000) (  69,000)
                              ------------- ------------ ------------  ---------
Cash flows used in
  investing activities:
 Capital expenditures         (  7,012,000) ( 7,333,000) ( 5,075,000) (   4,000)
 Increase in restricted cash  (  2,062,000)
 Net cash flows used          ------------- ------------ ------------ ----------
  in investing activities     (  9,074,000) ( 7,333,000) ( 5,075,000) (   4,000)
                              ------------- ------------ ------------ ----------
Cash flows from financing
  activities:
 Proceeds from initial
  stock offering                        --            --  33,300,000
 Payment of stockholder
  note payable                                              (128,000)
 Proceeds from stockholder
  credit facility                                          4,650,000
 Repayment of stockholder
  credit facility                                        ( 4,650,000)
 Proceeds from long-term debt    2,658,000    6,500,000
 Proceeds from common
  stock issued                   4,503,000
                                 ---------    ----------   ----------    -------
Net cash flows provided
  by financing activities        7,161,000     6,500,000   33,172,000        --
                                 ---------     ---------   ----------    -------
Net(decrease)increase in cash  (11,894,000) ( 11,285,000)  24,407,000  ( 73,000)

Cash and cash equivalents
  at beginning of period        13,126,000    24,411,000        4,000    77,000
                                ----------    ----------  -----------  ---------
Cash and cash equivalents
 at end of period              $ 1,232,000   $13,126,000  $24,411,000  $  4,000
                               ===========   ===========  ===========  =========


Supplemental cash flow information:
Cash paid during the
period for income taxes             $1,000       $12,000       $1,000    $1,000
                                ==========   ===========   ==========  =========

Cash paid during the
 period for interest              $799,000        $3,000     $144,000
                                ==========   ===========  ===========

Noncash investing and financing activities:
  Liability recorded for repurchase of common
     stock from stockholder                                             $260,000
                                                                        ========
See accompanying notes to financial statements

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.      Description of business and summary of significant accounting policies

     Description of business Alyn Corporation (Alyn or the Company) was incorporated in Delaware in April 1996. In May 1996, the Company acquired Alyn Corporation (Old Alyn), a California corporation, whereby all of the 1,800,000 outstanding shares of common stock of Old Alyn were exchanged at a ratio of 2.1-to-one for 3,760,000 shares of common stock of the Company (0.02611-to-one for 47,000 shares pre-split discussed below). Subsequent to the acquisition, Old Alyn stockholders owned forty-seven percent of Alyn. As a result of the change in control of Old Alyn, the acquisition was accounted for as a purchase.

     Alyn provides customized metal matrix composite (MMC) solutions to meet the specific product needs of its customers in consumer and industrial markets in the form of MMC and hard-alloy products. Old Alyn had developed technology, for which it obtained a patent in January 1996, for the application of Boron Carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn.

     In July 1996, the Company's Board of Directors amended its Certificate of Incorporation to increase the number of shares authorized of common stock from 110,000 to 20,000,000 and to authorize 5,000,000 shares of preferred stock and declared an 80-for-one split of its common stock. All share amounts presented have been adjusted to give retroactive effect for this split.

     In October 1996, the Company completed its initial public offering of 2,750,000 shares of common stock at a price of $13.50 per share. The Company received net proceeds of approximately $33.3 million after underwriting discounts and offering expenses. Subsequently, in October 1996, approximately
$4.7 million of net proceeds from the initial public offering were used for repayment of principal, accrued interest thereon and all other amounts owing with respect to a credit facility provided by stockholders, and the credit facility was terminated.

     In August 1998, the Company completed a common stock rights offering to its existing stockholders. The Company received net proceeds of $4.5 million from the sale of 858,000 new shares of common stock. Mr. Robin A. Carden, the Company's founder, transferred to the Company, for no consideration, 500,000 shares of common stock effectively reducing the net increase of outstanding shares to 358,000.

Summary of accounting policies

Cash and cash equivalents
        Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with an original maturity of three months or less when purchased.

Inventories
        Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

 Equipment, furniture and fixtures
        Equipment, furniture and fixtures, including tooling, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of individual assets, which range from 18 months to 20 years. Amortization of leasehold improvements is recorded using the straight-line method over the shorter of the life of the improvement or the term of the related lease.

Intangible assets
        Intangible assets consisting of patents for the Boralyn technology and goodwill are amortized on a straight-line basis over the estimated economic life of 10 years. Intangible assets are periodically reviewed for impairment to ensure that they are fairly stated. The Company reviews the recoverability of intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value, less cost to sell.

Revenue
     The Company recognizes sales of product at the time of shipment. Contract revenue of $59,000 in 1997 was recognized as the related technology development costs of $59,000 were incurred. Contract revenue of $65,000 in 1996 was recognized as the related technology development costs of $39,000 were incurred. Amounts received prior to performance are classified as customer advances and recognized as earned. The Company performs on-going credit evaluations and maintains reserves for potential credit losses.

        In 1998, three customers accounted for 49% of total revenue, individually 22%, 15% and 12%. In 1997, three customers accounted for 74% of total revenue, individually 48%, 14% and 12%. In 1996, two customers accounted for 38% of total revenue, individually 19% and 19%.

Technology development

     Expenditures for technology development are research and development costs and are charged to expense as incurred.

    Net loss per share
        Effective in the fourth quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") and the related interpretations. FAS 128 requires dual presentation of Basic Earnings per Share ("Basic EPS") and Diluted Earnings per Share ("Diluted EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised. For all periods presented, stock options have been excluded from the calculation as they produce an anti-dilutive effect. Basic and diluted net loss per share for the Company is based upon the weighted average number of common stock shares outstanding during the year.

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

    Fair value of financial instruments
        The Company's financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued and other current liabilities, and long-term debt. These financial instruments are stated at current value, which approximates fair value.

   Stock-based compensation
     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

2.      Balance sheet components


                                                      December 31,
                                                  1998             1997
                                                ---------        --------
Inventories:
   Raw materials                                $ 237,000        $157,000
   Work in process                                133,000              --
   Finished goods                                  31,000          15,000
                                                 --------        --------
                                                 $401,000        $172,000
                                                 ========        ========

    Equipment, furniture and fixtures:
      Machinery, equipment and tooling         $15,078,000    $ 9,262,000
      Furniture and office equipment             1,483,000      1,239,000
      Leasehold improvements                     7,259,000      3,353,000
      Construction in progress                           -        276,000
                                                ----------    -----------
                                                23,820,000     14,130,000
      Less:  accumulated depreciation and
                amortization                   ( 3,117,000)   (   828,000)
                                                -----------    -----------
                                                $20,703,000    $13,302,000
                                                ===========    ===========

    Other assets
      Deposits on machinery and equipment        $  461,000      $3,139,000
      Other                                         165,000         315,000
                                                 ----------      ----------
                                                 $  626,000      $3,454,000
                                                 ==========      ==========

Accrued and other current liabilities:
     Accrued compensation                        $  204,000       $  81,000
     Accrued professional fees                       66,000         138,000
     Accrued relocation costs                       561,000               -
     Other                                          125,000         107,000
                                                   --------        ---------
                                                 $  956,000       $  326,000
                                                 ==========       ==========

3.      Income taxes

     The Company accounts for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are measured each year based on the difference between the financial statement and tax bases of all assets and liabilities at the current expected income tax rates. The provision for income taxes for the three years ended December 31, 1998 is comprised primarily of the annual minimum California franchise tax.

    The components of deferred tax assets and liabilities were:

                                                         December 31,
                                                    ---------------------
                                                     1998          1997
    Deferred tax assets:
      Net operating loss carryforwards             9,767,000     4,465,000
      Accrued liabilities                            331,000        36,000
      Other                                           37,000        11,000
                                                  ----------     ---------
                                                  10,135,000     4,512,000
                                                  ----------     ---------
    Deferred tax liabilities:
      Equipment, furniture and fixtures             (807,000)     (360,000)
                                                  -----------   -----------
                                                    (807,000)     (360,000)
                                                  -----------   -----------
    Valuation allowance                           (9,328,000)   (4,152,000)
                                                  -----------   -----------
    Net deferred taxes                            $        --   $       --
                                                  ===========   ===========


4.      Long-term debt
                                                               December 31,
                                                           1998          1997
                                                        ----------   -----------
A $2,500,000, 42-month term loan
   with a commercial bank.                              $2,002,000   $2,500,000

An $8,000,000, 72 month term facility with
   a major non-bank financial institution.               7,156,000    4,000,000
                                                         ---------    ---------
                                                         9,158,000    6,500,000
Less current portion of long-term debt                  (1,842,000)  (  999,000)
                                                         ----------  -----------
                                                        $7,316,000   $5,501,000
                                                        ==========   ==========
The aggregate maturities of long-term debt are as follows:

        Fiscal Year

           1999                     $1,842,000
           2000                      1,951,000
           2001                      1,929,000
           2002                      1,487,000
           2003                      1,630,000
          Thereafter                   319,000
                                    ----------
                                    $9,158,000
                                    ==========
     In December 1997, the Company established a term loan with a commercial bank. Payments were interest only from January 31, 1998 to April 30, 1998. From May 1, 1998 to October 31, 2001, monthly payments are principal of $60,000 plus interest equal to the prime rate plus 1%. The current prime rate is 7 3/4%.
     In December 1997, the Company also established an $8,000,000 term facility with a major non-bank financial institution. The Company has received 3 advances to date totaling $8,000,000: (i) $4,000,000 drawn December 31, 1997 at 9.29%
payable in monthly installments of $73,000 including principal and interest beginning February 1, 1998 to January 1, 2004, (ii) $2,000,000 drawn June 1, 1998 at 9.19% payable in monthly installments of $36,000 including principal and interest beginning June 1, 1998 to May 1, 2004, and (iii) $2,000,000 drawn July 11, 1998 at 9.17% payable in monthly installments of $36,000 including principal and interest beginning July 11, 1998 to July 11, 2004. The interest rates are set at 3.5% over like-term U.S. Treasuries. At such time as the Company achieves a specified level of profitability for two consecutive quarters, the previously fixed rate will decrease by 1.0% for the remaining term of that advance. The facility is secured by specific manufacturing equipment owned by the Company based upon a 75% advance rate.

     The provisions of the credit facilities require the Company to maintain certain covenants including minimum cash and equivalents balances of $5,000,000. The commercial bank has removed all covenants, providing the Company maintains restricted cash balancesequal to the principal balance of the term loan. The Company has restricted an amount equal to the principal balance of the term loan. The major financial institution amended the minimum cash and equivalents balances of $5,000,000, such that if the Company's cash balance is below $5,000,000 the major financial institution may raise the interest rate .5%. The major financial institution has removed all other covenants.


5.      Stock transactions - Old Alyn

        In April 1996, Old Alyn executed an agreement to repurchase 200,000 shares of the Series B common stock for $260,000 in cash. The cash was paid to the stockholder in May 1996.

6.       Related party transactions

        The Company paid  $50,000 in 1998,  $60,000 in 1997 and $100,000 in 1996 to a firm managed by the former Chairman of the Board for sales, marketing and consulting services.

7.      Stock options

     In July 1996, the Company established a stock incentive plan (the "Plan") for key employees, non-employee directors and consultants to the Company who are expected to contribute to the Company's future growth and success. Under the Plan, the Company may grant options with respect to a maximum of 1,000,000 shares of common stock. The options will be granted at not less than fair market value and vest ratably over three or four-year periods with the exception of the President and Chief Operating Officer and certain non-employee director options. The options of the President vested 80,000 shares at his employment date and will vest 80,000 at his first anniversary of employment and 40,000 shares for each additional six months of service for a total period of four years. Non-employee director options will be fully vested at the date of grant or vest over a two-year period. No award may be granted under the plan after June 30, 2006.
     Had compensation cost been determined based on the fair value at the grant dates for awards under the Company's incentive stock plan in accordance with SFAS No. 123, net loss would have been increased by $1,577,000 ($0.15 per share) in 1998, $773,000 ($0.07 per share) in 1997 and by $167,000 ($0.02 per share) in
1996. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998: historical dividend yield of 0.0%; an expected life of five years; historical volatility of 56.31% and a risk-free rate of return of 5.50%, for 1997: historical dividend yield of 0.0%; an expected life of five years; historical volatility of 56.92% and a risk-free rate of return of 6.28%, for 1996: historical dividend yield of 0.0%; an expected life of five years; historical volatility of 58.09% and a risk-free rate of return of 6.34%.

The following table summarizes the Company's fixed stock option plan as of December 31, 1998, 1997 and 1996.

                             1998              1997               1996
                      ----------------   ----------------   -----------------

Fixed Options         Shares  Weighted-  Shares  Weighted-   Shares Weighted-
                       (000)   Average     (000)  Average     (000)  Average
                              Exercise           Exercise           Exercise
                                Price              Price              Price
                      ----------------   ----------------   ----------------

Outstanding at
  beginning of year     525    $11.72       383    $13.50
Granted                 544      7.47       261      9.41       383   $13.50
Forfeited              (140)    10.95      (119)    13.16
                       -----                        -----       ---
Outstanding at
  end of year           929    $ 9.35       525    $11.72       383   $13.50
                        ===                 ===                 ===

Options exercisable
  at year end           319                 139                  25
                        ===                 ===                  ==
Weighted-average
  fair value of options
  granted during the year      $ 4.02               $ 5.44             $ 7.62

The following table summarizes information about stock options outstanding at December 31, 1998:

                   Options Outstanding                    Options Exercisable
              -----------------------------------      ------------------------
                            Weighted-
   Range                     Average     Weighted-
     of         Number      Remaining     Average         Number     Weighted-
  Exercise    Outstanding  Contractual   Exercise       Exercisable    Average
   Prices     at 12/31/98      Life       Price         at 12/31/98     Price
----------    -----------  -----------   ---------      -----------  ----------

$4 to 6          52,000       9.86           5.07            7,000     $ 5.38
 7 to 8         400,000       9.25           7.62           80,000       7.62
 8 to 9         177,000       9.09           8.42           37,000       8.46
 9 to 10         30,000       8.44           9.69            9,000       9.66
11 to 13         31,000       8.54          11.75           18,000      11.28
13 to 14        239,000       7.82          13.47          168,000      13.50
               --------                                    -------
$4 to 14        929,000       8.92         $ 9.10          319,000     $ 8.50
                =======                                    =======


8.      Commitments and contingencies

    Commitments and leases
        Future minimum lease payments required under non-cancelable operating leases are as follows: $897,000 in 1999, $852,000 in 2000, $872,000 in 2001,
$899,000 in 2002, $921,000 in 2003 and $4,020,000 thereafter.

     Rent expense  totaled  $825,000 in 1998,  $336,000 in 1997,  and $84,000 in
1996. The Company leases its principal executive office facility in Irvine, California, under a lease entered into in June 1996 and ending on January 31, 2008, with a five-year renewal option. The Company's second location is under a ten-year lease commencing on February 1, 1998, with a five-year renewal option.


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

9.      Going concern

     The Company has incurred losses from operations for the past three years which raises substantial doubt about the Company's ability to continue as a going concern. These losses were incurred as a result of its planned transition from a ceramics dealer (Old Alyn) to a Boralyn production and product manufacturing company (Alyn) following its initial public offering in October 1996. The Company began its first deliveries of production orders in the third quarter of 1998, achieving revenues of $1.3 million for the year. The Company had total revenues of less than $1 million for the two preceding years, consisting primarily of prototype and tooling orders. The Company anticipates additional growth in sales of its Boralyn products, although no assurance can be given that the Company will achieve such increased sales. The Company recently completed the funding of $5.65 million, net of expenses, for additional working capital (Note 10). Additional cash may be required to finance its operations and growth going forward, although no assurance can be given that such financing, if required, would be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

10.     Subsequent  events

     During the first quarter of 1999, in a series of transactions, the Company raised an aggregate of $5.65 million, net of expenses, in financing through the issuance of 375,000 shares of Series A Preferred Stock, 1,500 shares of Series B Preferred Stock and a Senior Exchangeable Promissory Note (the "Note"). The Series A Preferred Stock is convertible into common stock beginning in January 2000 for a set price of $4.00 ("Set Price"), while the Series B Preferred Stock and the Note are currently convertible into common stock at Set Prices of $3.57 and $3.65, respectively. The Note, which is subordinated to other Company debt, has a stated rate of interest of 6%, maturing on March 10, 2002. Each of the holders of these securities received registration rights for the common stock underlying their securities. The Company is required to register the common stock underlying the Series A Preferred Stock within one year of issuance and the common stock underlying the Series B Preferred Stock and the Note is required to be registered in June 1999. Additionally, each of these convertible securities has a conversion rate that is based on the lesser of the Set Price or a price based upon the market price at the time the securities are converted. The Series B Preferred Stock and the Note are each convertible at as much as a 15% discount to the market price if the market price at the time the securities are converted is less than the Set Price. At a minimum, the number of shares of common stock issuable upon conversion of all of these securities is 1,617,086. In addition, the holders of Series A Preferred Stock received warrants to purchase up to 120,000 shares of common stock at a price equal to the market price of the common stock at the anniversary date of issuance of the Series A Preferred Stock ("Anniversary Price"). The actual number of warrants are determined by formula based upon the Anniversary Price, subject to a 120,000 share limitation. The holders of Series B Preferred Stock received warrants to purchase 65,000 shares of common stock at a price of $3.82 and the Note holder received warrants to purchase 135,000 shares of common stock at a price of $3.04.

                                                                   Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-38821) of Alyn Corporation of our report dated January 28, 1999, except as to Notes 9 and 10, which are as of March 23, 1999, appearing on Page F-2 of this Form 10-K.

PRICEWATERHOUSECOOPERS LLP


Costa Mesa, California
April 1, 1999