Form 10-K/A
period 1998-12-31
ALYN CORP
filed 1999-04-30
CIK 1015298

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

We have a limited operating history, limited revenues and prior losses

         We commenced our materials development activities in 1990. However, we only completed our manufacturing facilities in 1998 and therefore have a very limited operating history. Our limited operating history has resulted in extremely limited revenues through 1998, with total revenues of $1.3 million in 1998, $364,000 in 1997 and $194,000 in 1996. Due to these limited revenues and our extensive materials and facilities development activities, we had net losses of $12.1 million, $7.3 million and $2.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. We are also expecting to incur losses in fiscal year 1999 and may continue to incur losses thereafter. We may never generate sufficient revenues to achieve profitability. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We depend on our key personnel and management team

         Our future success and profitability is substantially dependent upon the performance of our executives, Arne Van Roon (our President and Chief Executive Officer), Robin A. Carden (our Founder), Richard L. Little (our Chief Financial Officer and Secretary) and Jon A. Knartzer (our Vice President, Operations). We seek to retain our key personnel with competitive compensation and each of our senior executives has a substantial potential equity interest in the form of stock options. However, a departure by any of these individuals or any other key employees could significantly diminish our level of management, technical, marketing and sales expertise and we would have the difficult task of finding and hiring replacements who have these skills. We do maintain a key-man life insurance policy of $2.5 million on the life of Mr. Carden; however, we do not maintain key-man life insurance policies on either Messrs. Van Roon, Little or Knartzer.

         Our future growth will be dependent upon our ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. Due to our location in Irvine, California and the nature of our business, we believe we will experience significant competition for qualified management, supervisory, engineering and other personnel.

We face rapid technological change in our industry which may necessitate development of new products

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

Our stock price could be adversely affected by the sale of shares issuable to holders of our recently issued preferred stock and Exchangeable Note

         During the first quarter of 1999, we raised an aggregate of $6.0 million ($5.65 million, net of expenses) in financing through the issuance of Series A Preferred Stock, Exchangeable Preferred Stock and a 6% Senior Exchangeable Promissory Note ("Exchangeable Note") due March 10, 2002. The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, while the Series B Exchangeable Preferred Stock and the Exchangeable Note are currently exchangeable for common stock at set prices of $3.57 and $3.645 ("Set Prices"), respectively. Each of the holders of these securities received registration rights for the common stock underlying their securities and we are required to file a registration statement for the holders of Series B Exchangeable Preferred Stock ("Exchangeable Preferred Stock") and the Exchangeable Note in April 1999. Additionally, each of these exchangeable securities has an exchange rate that is based on the lesser of the Set Price or the market price at the time the securities are exchanged. The Exchangeable Preferred Stock and the Exchangeable Note are each exchangeable at up to as much as a 15% discount to the market price if the market price at the time the securities are exchanged is less than the Set Price. At a minimum, the number of shares of common stock issuable upon exchange of all of these securities is 1,617,086. In addition, we will be required to issue 200,000 shares, up to a maximum of 320,000 shares, of common stock pursuant to warrants granted in connection with these financings. Any decrease in the price of our stock could result in the issuance of a substantial number of additional common stock shares that would be immediately available for resale on the public market for the Exchangeable Preferred Stock and the Exchangeable Note. Depending upon the trading volume of our stock, any significant block sales of these shares issuable in exchange for these newly issued securities could have an adverse effect on the market price of our stock. Additionally, any perception by the public that these shares might be resold immediately and are not to be held as long term investments could materially and adversely affect our stock price. Any adverse impact on our stock price resulting from these recently issued exchangeable securities would cause these securities to become exchangeable for even more shares of common stock. Also, any negative impact to our stock price caused by these exchangeable securities could impair our ability to raise additional equity capital.

We may be required to issue significant numbers of common stock upon a market price decline

         We do not know the exact number of shares of our common stock that we will issue upon conversion of our newly issued exchangeable securities because they potentially have floating conversion prices based on the average market prices of the common stock for a number of trading days immediately prior to conversion. The floating conversion price feature of the Exchangeable Note due March 10, 2002 and the Exchangeable Preferred Stock begin in August 1999. Generally, decreases in the market price of the common stock below their initial conversion prices would result in more shares of common stock being issued upon their conversion. See "Description of Certain Provisions of Our 6% Senior Exchangeable Promissory Note Due March 10, 2002" and "Description of Certain Provisions of Our Series B Exchangeable Preferred Stock".

The ownership limitations of our preferred stock and Exchangeable Note may not protect against dilution

         We may not issue shares of our common stock to holders of our preferred stock if such issuance would result in such holders beneficially owning more than 9.9% of our outstanding common stock. The 9.9% ownership limitation does not prevent the holders from converting into common stock and then selling such common stock to stay below the limitation, and the limitation may be waived by each holder of the Exchangeable Preferred Stock with 75 days prior notice to us.

         Also, under the rules of the National Association of Securities Dealers, Inc., the holders of our Series A Preferred Stock, our Exchangeable Preferred Stock and our Exchangeable Note may not exchange their securities for common stock if such exchange would lead to the issuance of more than 19.9% of our outstanding common stock as of the respective issue dates of the exchangeable securities. However, the 19.9% limitation will cease to exist if we receive stockholder approval for issuances in excess of 19.9%. We are seeking such stockholder approval in accordance with NASD Rule 4460 at our 1999 Annual Meeting.

We may be required to make cash payments to holders of our preferred stock and Exchangeable Note

         We may be required to make cash payments to holders of our preferred stock and Exchangeable Note if we do not timely deliver common stock upon exchange of the securities or if we fail to keep a registration statement effective for the underlying shares of common stock. Such cash payments would adversely affect our financial condition and ability to implement our business plans. In addition, if we do not obtain stockholder approval to remove the 19.9% limit, we would be required to make cash payments in the event the holders of the exchangeable securities attempted to convert over the 19.9% limit. The cash payments would be equal to the number of shares of common stock that we could not issue because of the 19.9% limit multiplied by the market price at the time of the attempted conversion. In such an event, we will be required to raise funds elsewhere, which could be difficult. If we do not receive stockholder approval as we are required, there can be no assurance that we would be able to obtain adequate sources of additional capital.

Our stock price could be adversely affected by the perception that certain stockholders could require us to sell their shares of our stock by exercising their registration rights

         Future sales of our common stock by existing stockholders under Rule 144 could have an adverse effect on the price of our stock. In addition, certain of our stockholders of common stock have contractual registration rights. No prediction can be made as to the effect that future sales of common stock, or the availability of shares of common stock for future sales, will have on the market price of our stock prevailing from time to time. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our stock.

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

Certain of our stockholders retain substantial influence

         Certain of our present holders of common stock own a substantial majority of the outstanding shares of common stock. Consequently, those stockholders have the ability to elect all of our directors and to control the outcome of all other issues submitted to our stockholders. Additionally, those stockholders would be able to influence significantly a proposed amendment to our charter, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. Such concentration of ownership may discourage a potential acquirer from making an offer to buy our company, which, in turn, could adversely affect the market price of our common stock.

         In addition, under the terms of our recently completed financings, certain holders of the newly issued exchangeable securities must approve certain actions, including future financings or issuance of senior securities. These restrictions could affect our ability to raise capital or effect certain corporate changes which could adversely affect our business, results of operations and financial condition.

         Certain provisions of our Exchangeable Note could discourage some potential purchasers by making an acquisition of our Company or an asset sale more difficult and expensive, including:

         * adjustments to the exchange price of the Exchangeable Note upon merger or consolidation events, reflecting adjustments made to the underlying common stock;
         * requirement that upon a change of control, we make an offer to buy the Exchangeable Note at the greater of 150% of the principal plus accrued and unpaid interest and penalties or the product of the number of shares of into which such Exchangeable Note can be exchanged and the market price on the applicable date; and
         * prohibition against selling or transferring all or substantially all of our assets to any subsidiary or affiliate except for cash or cash equivalent consideration.

         We have also agreed to grant the holders of the Exchangeable Note a right of first refusal with respect to certain issuances of equity or debt securities, and we are prohibited from obtaining additional senior indebtedness for borrowed money without written consent of the holders of the Exchangeable Note unless such indebtedness is not on par with or senior or superior to the Exchangeable Note or that such borrowed money is for equipment financing or customary working capital lines of credit.

         Moreover, the terms of our Exchangeable Preferred Stock prohibit any merger or consolidation unless the resulting entity assumes obligations to the holders of the Exchangeable Preferred Stock.


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

ITEM 6.     SELECTED FINANCIAL DATA
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

Directors and Executive Officers of the Company

Name                 Age      Position

Arne van Roon        54       President, Chief Executive Officer and Director
Robin A. Carden      41       Founder and Director
Jon A. Knartzer      53       Vice President Operations
Richard L. Little    54       Vice President  Finance and Administration,
                              Chief Financial Officer and Secretary

Harry Edelson        62       Director
James L. Hesburgh    65       Director & Chairman of the Board
Michael Markbreiter  37       Director

        The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below.

         Arne van Roon, 54, has been President, Chief Executive Officer and a Director since April 15, 1999. Mr. Price is Chairman of the Company's Executive Committee and a member of the Compensation Committee. From 1984 to 1999, he was founder and President of Van Roon Partners, Ltd., a firm specializing in the development and implementation of growth strategies for emerging companies with new technologies. From 1971 to 1984 he was with Philips Electronics, a Netherlands-based global electronics company, in a variety of senior positions in finance, marketing and executive management in Holland, Germany, Italy, East Africa and the Middle East. Mr. van Roon has a degree from Erasmus University in Rotterdam, The Netherlands.

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

         James Hesburgh, 65, has been a Director of the Company since December 1998 and Chairman of the Board since April 1999. Mr. Hesburgh is a member of the Company's Executive, audit and compensation Committees. He is currently President and CEO of James L. Hesburgh International Inc., an export management and international consulting firm. He has previously served as chairman, CEO, and owner of Donegal International Machinery Ltd. in Ballyshannon, Ireland; chairman of Hiller Aviation Inc.; president of Intercole Automation Inc.; and vice president of international operations for The Wheelabrator Corporation. Mr. Hesburgh currently serves on the boards of Battley USA, USCS International Inc., Fremont Funding, FirstFed Corporation and First Federal Bank of California, Sinto America and Roberts Sinto Corporation, Saint John's Health Center Foundation and Chief Executives Organization.

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

                                            Summary Compensation Table

                                                Annual Compensation                        Number of
                                                                                           Securities
Name and Principal Position                                           Other Annual     Underlying Options       All Other
                                 Year       Salary      Bonus(2)      Compensation                           Compensation(1)

Steven S. Price                  1998      $170,830     $41,670            --                  --                 $5,950
     President and Chief         1997         --           --              --                  --                   --
     Executive Officer           1996         --           --              --                  --                   --

Robin A. Carden                  1998      $162,521        --              --                  --                 $7,200
     Founder, Formerly           1997       156,667        --              --                  --                  6,900
     President and Chief         1996       100,000     $28,500            --                  --                310,985
     Executive Officer

Walter R. Menetrey               1998      $148,408        --              --                  --                   --
     Formerly, Executive Vice    1997       117,708     $27,500            --                50,000                 --
     President and Chief         1996        65,000        --              --                  --                   --
     Operating Officer

Richard L. Little                1998      $135,000     $50,000            --                  --                 $2,400
     Vice President, Finance     1997        84,375        --              --                60,000                1,500
     and Administration          1996         --           --              --                  --                   --
     and Chief Financial                                   --              --                  --                   --
     Officer

Jon A. Knartzer                  1998       $50,833        --              --                35,000                $800
     Vice President of           1997         --           --              --                  --                   --
     Operations                  1996         --           --              --                  --                   --



(1)   For 1998,  represents car  allowances for Mr. Price of $5,950,  Mr. Carden
      $7,200, Mr. Knartzer $800 and Mr. Little of $2,400. For 1997, represents car allowances for Mr. Carden of $6,900 and Mr. Little of $1,500. For
      1996, represents Mr. Carden's $4,800 car allowance, $283,100 in deferred compensation and $22,995 interest on his loan to the Company.

(2)   In 1998,  Mr.  Little  received a $50,000  bonus that was paid in 1999. In
      1997 Mr. Little received a $20,000 bonus that was paid in 1998.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

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

                                                                                Beneficial Ownership
Name(1)                                                               No. of Shares                % of Total

Kingdon Capital Management Corp.(2)                                        3,235,455                    29.37%
Robin A. Carden                                                            2,544,500                    22.31%
Harry Edelson(3)                                                             633,667                     5.56%
Steven S. Price(4)                                                           160,000                     1.40%
Richard Little(5)                                                             40,000                         *
Walter R. Menetrey(6)                                                         33,317                         *
Michael Markbreiter(7)                                                        31,667                         *
All executive officers and directors of the Company as a                   2,841,151                    24.91%
     group (six persons)(8)



*Less than 1%.
(1) The address for each of the persons in the table below is c/o Alyn Corporation, 16761 Hale Avenue, Irvine, California 92606.
(2) Includes shares of Common Stock held by M. Kingdon Offshore NV, Kingdon Associates, L.P. and Kingdon Partners, L.P. Does not include the shares of Common Stock underlying immediately exercisable options that appear in the table above opposite the name of Michael Markbreiter, a Director of the Company and an employee of Kingdon Capital Management Corp. Mr. Mark Kingdon is the sole shareholder, director and executive officer of Kingdon Capital Management Corp.
(3) Includes options immediately exercisable for 31,667 shares of Common Stock held by Mr. Edelson. Also includes 602,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson disclaims beneficial ownership.
(4)      Includes options immediately  exercisable for 160,000 shares of Common
         Stock
(5)      Includes options immediately  exercisable for 40,000 shares of Common
         Stock.
(6)      Includes options immediately  exercisable for 33,317 shares of Common
         Stock.
(7)      Includes options immediately exercisable for 31,667 shares of Common
         Stock.
(8)      Includes options  immediately  exercisable for 296,651 shares of Common
         Stock. Does not include (i) 602,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson, a Director, disclaims beneficial ownership and (ii) shares of Common Stock held by Kingdon Partners, L.P., Kingdon Associates, L.P. and M. Kingdon Offshore NV, with respect to which Mr. Markbreiter, a Director, disclaims beneficial ownership.



ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Andromeda Enterprises, Inc.

         Andromeda Enterprises, Inc., a Delaware corporation ("Andromeda"), received $40,000 from the Company in 1998 for sales, marketing and consulting services performed by Andromeda on behalf of the Company. Mr. Udi Toledano, formerly a Director, principal stockholder and Chairman of the Board of the Company, is the President of Andromeda.

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


                                           ALYN CORPORATION



                                       By: _______________________________
                                           Arne van Roon
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                       Title                             Date


/S/ ARNE VAN ROON
-----------------------
Arne van Roon               President, Chief Executive           April 29, 1999
                            Officer and Director
                            (principal executive officer)

/S/ RICHARD L. LITTLE
-----------------------
Richard L. Little           Vice President, Finance and          April 29, 1999
                            Administration and Chief
                            Financial Officer (principal
                            financial and accounting officer),
                            Secretary
/S/ JAMES L. HESBURGH
-----------------------
James L. Hesburgh           Director and Chairman                April 29, 1999


/S/ ROBIN A. CARDEN
-----------------------
Robin A. Cardem             Director                             April 29, 1999


/S/ HARRY EDELSON
-----------------------
Harry Edelson               Director                             April 29, 1999


/S/ MICHAEL MARKBREITER
-----------------------
Michael Markbreiter         Director                             April 29, 1999




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

The following table summarizes the Company's fixed stock option plan as of December 31, 1998, 1997 and 1996.

                             1998              1997               1996
                      ----------------   ----------------   -----------------

Fixed Options         Shares  Weighted-  Shares  Weighted-   Shares Weighted-
                       (000)   Average     (000)  Average     (000)  Average
                              Exercise           Exercise           Exercise
                                Price              Price              Price
                      ----------------   ----------------   ----------------

Outstanding at
  beginning of year     525    $11.72       383    $13.50
Granted                 544      7.47       261      9.41       383   $13.50
Forfeited              (140)    10.95      (119)    13.16
                       -----                        -----       ---
Outstanding at
  end of year           929    $ 9.35       525    $11.72       383   $13.50
                        ===                 ===                 ===

Options exercisable
  at year end           319                 139                  25
                        ===                 ===                  ==
Weighted-average
  fair value of options
  granted during the year      $ 4.02               $ 5.44             $ 7.62

The following table summarizes information about stock options outstanding at December 31, 1998:

                   Options Outstanding                    Options Exercisable
              -----------------------------------      ------------------------
                            Weighted-
   Range                     Average     Weighted-
     of         Number      Remaining     Average         Number     Weighted-
  Exercise    Outstanding  Contractual   Exercise       Exercisable    Average
   Prices     at 12/31/98      Life       Price         at 12/31/98     Price
- ----------    -----------  -----------   ---------      -----------  --------

$4 to 6          52,000       9.86           5.07            7,000     $ 5.38
 7 to 8         400,000       9.25           7.62           80,000       7.62
 8 to 9         177,000       9.09           8.42           37,000       8.46
 9 to 10         30,000       8.44           9.69            9,000       9.66
11 to 13         31,000       8.54          11.75           18,000      11.28
13 to 14        239,000       7.82          13.47          168,000      13.50
               --------                                    -------
$4 to 14        929,000       8.92         $ 9.10          319,000     $ 8.50
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

PRICEWATERHOUSECOOPERS LLP


Costa Mesa, California
April 26, 1999








PERIOD-TYPE>                   12-Mos
FISCAL-YEAR-END>                           DEC-31-1998
PERIOD-END>                                DEC-31-1998
CASH>                                          1232000
SECURITIES>                                          0
RECEIVABLES>                                    781000
ALLOWANCES>                                      85000
INVENTORY>                                      401000
CURRENT-ASSETS>                                4900000
PP&E>                                         20703000
DEPRECIATION>                                  3117000
TOTAL-ASSETS>                                 26961000
CURRENT-LIABILITIES>                           3461000
BONDS>                                               0
PREFERRED-MANDATORY>                                 0
PREFERRED>                                           0
COMMON>                                          12000
OTHER-SE>                                     16172000
TOTAL-LIABILITY-AND-EQUITY>                   26961000
SALES>                                         1266000
TOTAL-REVENUES>                                1266000
CGS>                                           5402000
TOTAL-COSTS>                                   5402000
OTHER-EXPENSES>                                7414000
LOSS-PROVISION>                                 101000
INTEREST-EXPENSE>                               518000
INCOME-PRETAX>                              (12068000)
INCOME-TAX>                                       1000
INCOME-CONTINUING>                          (12069000)
DISCONTINUED>                                        0
EXTRAORDINARY>                                       0
CHANGES>                                             0
NET-INCOME>                                 (12069000)
EPS-PRIMARY                                    (1.11)
EPS-DILUTED                                    (1.11)
