Form 10-Q
period 1999-03-31
ALYN CORP
filed 1999-05-18
CIK 1015298

3
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.
                                       OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Common Stock, $.001 par value; 11,107,878 shares as of May 11, 1999



                                ALYN CORPORATION

                                      INDEX

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     Page Number
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheet -
                           March 31, 1999 (unaudited) and December 31, 1998                               3

                  Condensed Statement of Operations -
                           Three months ended March 31, 1999 (unaudited) and
                           March 31, 1998 (unaudited)                                                     4

                  Condensed Statement of Stockholders' Equity  -
                           Three months ended March 31, 1999 (unaudited)                                  5

                  Condensed Statement of Cash Flows -
                           Three months ended March 31, 1999 (unaudited) and
                           March 31, 1998 (unaudited)                                                     6

                  Notes to Condensed Financial Statements
                           (unaudited)                                                                    7

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                            9

         Item 3.  Quantitative and Qualitative Disclosures About
                           Market Risk                                                                   15


PART II. OTHER INFORMATION 16

SIGNATURES                                                                                               17



                                Alyn Corporation
                             Condensed Balance Sheet
                                   (Unaudited)

                                                                    March 31,             December 31,
                                                                       1999                   1998
                                                                 -----------------      -----------------
                                        Assets

Current assets:
     Cash and cash equivalents                                         $3,264,000             $1,232,000
     Restricted cash                                                    1,883,000              2,062,000
     Accounts receivable, net                                           1,178,000                781,000
     Inventories                                                          549,000                401,000
     Other current assets                                                 273,000                424,000
                                                                 -----------------      -----------------
           Total current assets                                         7,147,000              4,900,000
                                                                 -----------------      -----------------


     Equipment, furniture and fixtures, net                            20,236,000             20,703,000
     Other assets, net                                                    849,000                626,000
     Intangibles, net                                                     775,000                732,000
                                                                 -----------------      -----------------

                                                                      $29,007,000            $26,961,000
                                                                 =================      =================



        Liabilities, Redeemable Preferred Stock and Stockholders' Equity


Current liabilities:
     Accounts payable                                                    $647,000               $663,000
     Current portion of long term debt                                  1,869,000              1,842,000
     Accrued and other current liabilities                                278,000                956,000
                                                                 -----------------      -----------------
           Total current liabilities                                    2,794,000              3,461,000
                                                                 -----------------      -----------------

Long term debt
     Convertible debt                                                   2,297,000                      -
     Long term debt                                                     6,839,000              7,316,000
                                                                 -----------------      -----------------
           Total long term debt                                         9,136,000              7,316,000

Redeemable preferred stock                                              1,367,000                      -

Stockholders' equity:
     Preferred stock                                                        4,000                      -
     Common stock                                                          12,000                 12,000
     Additional paid-in capital                                        39,824,000             37,796,000
     Warrants to purchase common stock                                    293,000                      -
     Accumulated deficit                                              (24,423,000)           (21,624,000)
                                                                 -----------------      -----------------
           Total stockholders' equity                                  15,710,000             16,184,000
                                                                 -----------------      -----------------

                                                                      $29,007,000            $26,961,000
                                                                 =================      =================


See Notes to Condensed Financial Statements.

                                                        Alyn Corporation
                                               Condensed Statement of Operations
                                                        (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                           1999          1998
                                                       ---------------------------
Net sales                                                   $826,000      $28,000

Costs and expenses:
     Cost of goods sold                                    2,052,000      634,000
     General and administrative expenses                     570,000      616,000
     Selling and marketing                                   281,000      303,000
     Research and development                                406,000    1,154,000
                                                       ---------------------------
         Total costs and expenses                          3,309,000    2,707,000
                                                       ---------------------------


         Operating loss                                  ($2,483,000) ($2,679,000)

Other income/(expense)                                      (237,000)     (36,000)
                                                       ---------------------------

Loss before provision for income taxes                    (2,720,000)  (2,715,000)

Provision for income taxes                                     1,000        1,000
                                                       ---------------------------

Net loss                                                  (2,721,000)  (2,716,000)

Deductions for preferred stock divdends                       78,000            -
                                                       ---------------------------

Net loss attributable to
     common stockholders                                 ($2,799,000) ($2,716,000)
                                                       ===========================

Basic and diluted net loss per share                          ($0.25)      ($0.25)
                                                       ===========================

Common shares used in computing
     basic and diluted net loss per share                 11,107,878   10,750,000


See Notes to Condensed Financial Statements.


                                                            Alyn Corporation
                                             Condensed Statement of Stockholders' Equity
                                                              (Unaudited)

                                            Preferred Stock -                              Additional
                                                 Series A            Common Stock           Paid-in                    Accumulated
                                            Shares     Amount      Shares     Amount        Capital      Warrants        Deficit
                                          ---------------------- ----------------------- -------------- ------------ ---------------


Balance at December 31, 1998                                     11,108,000     $12,000    $37,796,000                 ($21,624,000)

    Issuance of Series A convertible
      preferred stock                        375,000     $4,000                              1,463,000

    Accretion of Series A convertible
      preferred stock dividends                                                                 10,000                      (10,000)

    Beneficial conversion feature of the
      convertible debt                                                                         555,000

    Accretion of Series B redeemable
      convertible preferred stock dividends                                                                                 (64,000)

    Accrual of Series B redeemable convertible
      preferred stock cash dividends                                                                                         (4,000)

    Issuance of warrrants in conjunction with
      issuance of Series B redeemable
      convertible preferred stock and
      convertible debt                                                                                     $293,000

    Net loss                                                                                                             (2,721,000)
                                          ---------------------- ----------------------- -------------- ------------ ---------------


Balance at March 31, 1999                    375,000     $4,000  11,108,000     $12,000    $39,824,000     $293,000    ($24,423,000)
                                          ====================== ======================= ============== ============ ===============

See Notes to Condensed Financial Statements.

      Alyn Corporation
             Condensed Statement of Cash Flows



                                                                        Three Months Ended
                                                                             March 31,
                                                                      1999              1998
                                                                 ----------------  ----------------
Cash flows used in operating activities:                             ($3,224,000)      ($1,577,000)

Cash flows used in investing activities:
       Capital expenditures                                             (170,000)       (2,727,000)
       Decrease in restricted cash                                       179,000                 -
                                                                 ----------------  ----------------
       Total cash flows from investing activities                          9,000        (2,727,000)

Cash flows from financing activities:
       Net payments on debt                                             (450,000)         (126,000)
       Proceeds from convertible debt                                  2,634,000                 -
       Proceeds from warrants                                            293,000                 -
       Proceeds from Series A convertible preferred stock              1,467,000                 -
       Proceeds from Series B redeemable convertible
        preferred stock                                                1,303,000                 -
                                                                 ----------------  ----------------
       Total cash flows from  financing activities                     5,247,000          (126,000)

Net increase (decrease) in cash                                        2,032,000        (4,430,000)


Cash and cash equivalents at beginning of period                       1,232,000        13,126,000
                                                                 ----------------  ----------------
Cash and cash equivalents at end of period                            $3,264,000        $8,696,000
                                                                 ================  ================


       Non cash financing activities:

         Beneficial conversion feature of
          the convertible debt (Note 3)                                 $555,000
                                                                 ================


See Notes to Condensed Financial Statements

                                ALYN CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.       Inventories
                                                                   March 31,            December 31,
                                                                      1999                    1998
         Raw materials                                          $   196,000              $  237,000
         Work in process                                            331,000                 133,000
         Finished goods                                              22,000                  31,000
                                                                -----------             -----------
                                                                $   549,000             $   401,000
                                                                ===========             ===========


3. Issuance of Convertible Debt, Redeemable Convertible Preferred Stock and Convertible Preferred Stock

         During the first quarter of 1999, the Company issued 375,000 shares of Series A Preferred Stock ("Series A convertible preferred stock") for $1,467,000 cash, net of expenses; 1,500 shares of Series B Exchangeable Preferred Stock ("Series B redeemable convertible preferred stock") for $1,380,000 cash, net of expenses; and a Senior Exchangeable Promissory Note ("convertible debt") for $2,850,000 cash, net of expenses. The Series A convertible preferred stock is convertible into common stock beginning in January 2000 at a set price of $4.00, while the Series B redeemable convertible preferred stock and the convertible debt are currently convertible into common stock at set prices of $3.57 and $3.65, respectively. Additionally, each of these convertible securities has a conversion rate that is based on the lesser of the set price or the market price, as defined, at the time the securities are converted and, therefore, have beneficial conversion features in accordance with EITF Topic No. D-60. The Series B convertible preferred stock and the convertible note are each convertible at as much as a 15% discount to the market price, as defined, if the market price, as defined, at the time the securities are converted is less than the set price.

         The Series B redeemable convertible preferred stock must be redeemed by the Company at 115% of its original issue price per share plus accrued and unpaid dividends in the event the Company's common stock ceases to be listed or quoted on a national securities exchange, the NASDAQ Stock Market or the OTC Bulletin Board.

         Each of the holders of these securities received registration rights for the common stock underlying their securities. The Company is required to register the common stock underlying the Series A convertible preferred stock within one year of issuance and the Series B redeemable convertible preferred stock and the convertible debt are required to be registered in June 1999, subject to the timing of SEC review, if any.

         In January 2000, the holders of the Series A convertible preferred stock may receive a warrant to purchase up to 120,000 shares of common stock at the then market price, as defined, of the underlying common stock if the market price is less than $5.80 per share. Upon issuance, the holders of the Series B redeemable convertible preferred stock received a warrant to purchase 65,000 shares of common stock at a price of $3.82 and the holder of the convertible debt received a warrant to purchase 135,000 shares of common stock at a price of $3.04. The common stock warrant attached to the Series B redeemable convertible preferred stock, which was valued by the Company at $77,000, was reflected as a reduction to the redeemable preferred stock and accreted as a preferred stock dividend. The common stock warrant attached to the convertible debt, which was valued by the Company at $216,000, was reflected as debt discount and amortized as additional interest expense. The value of the beneficial conversion feature of the convertible debt was also reflected as debt discount and amortized as additional interest expense in accordance with EITF Topic No. D-60 based upon the rate at which the debt becomes convertible.

         Dividends on the Series A convertible preferred stock and Series B redeemable convertible preferred stock are reflected as an adjustment to the net loss attributable to common stockholders. This adjustment reflects the accrual of a cash dividend of $4,000 based on the annual dividend of $30 (3%) per share on the Series B redeemable convertible preferred stock and the accretion dividends of $10,000 and $64,000 related to the beneficial conversion features of the Series A convertible preferred stock and the Series B redeemable convertible preferred stock, respectively, in accordance with EITF Topic No. D-60 based upon the rate at which the preferred stock becomes convertible.

4.       Net loss per share

         Net  loss  per  share  includes  the  deductions  for  preferred  stock
dividends.   However,  the  Company  did  not  include  potential  common  stock equivalents from the exercise of common stock options, the conversion of preferred stock or debt and the exercise of common stock warrants in the calculation of net loss per share as such inclusion would have an anti-dilutive effect.

5.       Recent accounting pronouncements

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Although the Company has not fully assessed the implications of this new statement, the Company does not believe adoption of FAS 133 will have a material impact on the Company's financial position and results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement

         The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Results and Financial Condition" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1998, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

Overview

         Since its inception in 1990, the Company has been engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). In the 3rd quarter of 1998, the Company made the transition from prototype development to production with continued quarter over quarter increases in total revenues. The Company continues its work on the MacGregor Golf line of Tourney(R) Boralyn putters and Carbite Golf line of new Polar Balanced(R) Boralyn(R) putters with deliveries scheduled for the 2nd and 3rd quarters of 1999, respectively. Shipments to Transnuclear of Boralyn(R), for use in dry storage of spent nuclear fuel rods, were on schedule for the 1st quarter of 1999 and was well received by Transnuclear. Continued work on the suspension components for General Motors NGV (Next Generation Vehicle) has progressed nicely with prototype shipments occurring in the 1st quarter of 1999. The Company also continues to make progress on developing hard-disk substrates using Boralyn(R) and has produced prototype disks which meet industry standard for "sputter ready disks" and has delivered them to several of the major producers of hard-disk drives for their evaluation and specific product requirements. The backlog continues to increase with approximately $1.5 million in orders resulting from the Company's international sales and distribution partners. While the Company expects to achieve sales of Boralyn(R) -based products in 1999, there can be no assurance that any significant sales will be achieved. The Company was unprofitable through March 31, 1999 and incurred a loss for the full year 1998 as a result of start-up and under absorbed expenses relating to production orders, and will incur additional losses thereafter.

Results of Operations

For purposes of discussion, the results of operations for the quarter ended March 31, 1999 are compared to the results of operations for the quarter ended March 31, 1998.

         Net sales for the 1st quarter of 1999 increased 2850% to $826,000 from $28,000 in the 1st quarter of 1998. Increases in sales resulted from the Company's transition in the 3rd quarter of 1998 from prototyping to production. Shipments in the 1st quarter of 1999 were to companies in the nuclear, automotive and aerospace industries.

         Cost of goods sold for the 1st quarter of 1999 increased 224% to $2,052,000 from $634,000 in the 1st quarter of 1998. The increase in cost of goods sold in the 1st quarter of 1999 was a result of the 2850% increase in sales as the Company moved from prototyping to production.

         General and administrative expenses for the 1st quarter of 1999 decreased 7% to $570,000 from $616,000 in the 1st quarter of 1998. The change is insignificant. These expenses may increase as the Company accelerates its production efforts.


         Selling and marketing expenses for the 1st quarter of 1999 decreased by 7% to $281,000 from $303,000 in the 1st quarter of 1998. As the Company expands its sales efforts in certain target industries and internationally, selling and marketing expenses are expected to increase.

         Research and development expenses for the 1st quarter of 1999 decreased 65% to $406,000 from $1,154,000 in the 1st quarter of 1998. The decrease in 1st quarter of 1999 was attributable to the Company's transition in the 3rd quarter of 1998 from prototyping to production. The Company expects to continue investing in research and development of new applications of Boralyn(R).

Liquidity and Capital Resources

         At March 31, 1999, the Company had working capital of $4,353,000. In March 1999, the Company completed an equity offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. In January 1999, the Company completed an equity offering of $1.45 million, net of expenses. The Company received $4.5 million, net of expenses, from its Common Stock Rights Offering completed in August 1998. Prior to August 1998, the Company funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $10.5 million, of which $6.5 million was completed in December 1997 and $4.0 million was completed in the second quarter of 1998. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate securities and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

         The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. The Company intends to use additional debt financing for some of its existing and future working capital needs. The
Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 1999, it believes that internally generated funds, cash on hand, debt and equity investment capital raised by the Company in the first quarter of 1999 and planned equity, equipment and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. However, if the Company fails to complete its planned equity, equipment and accounts receivable financing, inadequate capital to finance operations may result. Also, if the Company fails to reach its planned revenue levels, additional capital may be required. There can be so assurance the Company will ever achieve a significant level of sales or profitability.

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

We may be unable to obtain the additional capital required to grow our business

          Our ability to grow our business is highly dependent upon our ability to generate capital from our operations and to raise needed debt or equity financing. If we are able to achieve our operating plan for 1999, we believe that our cash on hand (including debt and equity investment capital raised in the first quarter of 1999), capital generated from our internal operations, and planned equipment and accounts receivable financing should satisfy our anticipated capital needs for the next 12 months. However, if we fail to reach our planned revenue objectives, we may have inadequate working capital. Also, if we fail to complete our planned equipment and accounts receivable financing, we may have inadequate capital to finance our operations. Our ability to obtain future working capital debt financing will be dependent in part on the quality and amount of our trade receivables, inventory and unsecured capital equipment. If we are unable to receive adequate debt financing, we may have to seek additional equity financing which may not be available on favorable terms, if at all. Our ability to achieve future liquidity and capital funding requirements through our operations will depend on numerous factors, including:

     o results of marketing  our metal  matrix  composite  capabilities;
     o market acceptance of our products;
     o the timing of production orders and our ability to make delivery of products;
     o our costs of sales and timing of growth in sales; and
     o our ability to effectively manage our marketing and manufacturing activities.


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

Our stock price could be adversely affected by the sale of shares issuable to holders of our recently issued preferred stock and exchangeable note

         During the first quarter of 1999, we raised an aggregate of $6.0 million ($5.65 million, net of expenses) in financing through the issuance of Series A Preferred Stock, Series B Preferred Stock and an Exchangeable Note. The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, while the Series B Preferred Stock and the Exchangeable Note are currently exchangeable for common stock at set prices of $3.57 and $3.65 ("Set Prices"), respectively. Each of the holders of these securities received registration rights for the common stock underlying their securities and we are required to file a registration statement for the holders of Series B Preferred Stock and the Exchangeable Note in April 1999. Additionally, each of these exchangeable securities has an exchange rate that is based on the lesser of the Set Price or the market price at the time the securities are exchanged. The Series B Preferred Stock and the Exchangeable Note are each exchangeable at up to as much as a 15% discount to the market price if the market price at the time the securities are exchanged is less than the Set Price. At a minimum, the number of shares of common stock issuable upon exchange of all of these securities is 1,617,086. In addition, we may be required to issue up to 287,500 shares of common stock pursuant to warrants granted in connection with these financings. Any decrease in the price of our stock could result in the issuance of a substantial number of additional common stock shares that would be immediately available for resale on the public market for the Series B Preferred Stock and the Exchangeable Note. Depending upon the trading volume of our stock, any significant block sales of these shares issuable in exchange for these newly issued securities could have an adverse effect on the market price of our stock. Additionally, any perception by the public that these shares might be resold immediately and are not to be held as long term investments could materially and adversely affect our stock price. Any adverse impact on our stock price resulting from these recently issued exchangeable securities would cause these securities to become exchangeable for even more shares of common stock. Also, any negative impact to our stock price caused by these exchangeable securities could impair our ability to raise additional equity capital.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         The Company's Preliminary Proxy for the 1999 annual meeting of stockholders was filed on April 30. Because of its inclusion of certain matters pertaining to the Company's recently filed Registration Statement on Form S-3, the Securities and Exchange Commission has notified the Company of its intent to formally review the Proxy Statement. Accordingly, the annual meeting of stockholders was been rescheduled to September 16, 1999 for all shareholders of record as of August 16, 1999.

         In accordance with regulations issued by the SEC, stockholder proposals intended for presentation at the 2000 Annual Meeting of stockholders must be received by the Company at its principal executive office, 16761 Hale Avenue, Irvine, CA 92606, a reasonable time before the Company begins to print and mail its proxy materials, if such proposals are to be considered for inclusion in the Company's proxy statement for the 2000 Annual Meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibit is filed as part of this report:

                  EXHIBIT
                    NO.          DESCRIPTION

                    27.1         Financial Data Schedule

(b)      Reports on Form 8-K

                  Form 8-K filed on April 29, 1999 describing the Company's recently completed financing transactions and attaching the definitive documents of the transactions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALYN CORPORATION
                                   (Registrant)



                                   By: _______________________________
                                   Arne van Roon
                                   Chief Executive Officer and
                                   President





                                   By: _______________________________
                                   Richard L. Little
                                   Vice President, Finance and Administration
                                   and Chief Accounting Officer

Dated:  May 17, 1999