Form 10-Q
period 1999-06-30
ALYN CORP
filed 1999-08-17
CIK 1015298

7
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.
                                                     OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

Common Stock, $.001 par value; 11,107,878 shares as of July 26, 1999 .


                                              ALYN CORPORATION

                                                   INDEX

--------------------------------------------------------------------------------------------------------
                                                                                            Page Number
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets -
                           June 30, 1999 (unaudited) and December 31, 1998                                3

                  Condensed Statements of Operations -
                           Three months ended June 30, 1999 (unaudited) and June
                           30, 1998 (unaudited) and six months ended
                           June 30, 1999 (unaudited) and June 30, 1998 (unaudited)                        4

                  Condensed Statements of Stockholders' Equity  -
                           Six months ended June 30, 1999 (unaudited)                                     5

                  CondensedStatements  of Cash Flows Six  months  ended June 30,
                           1999 (unaudited) and
                           June 30, 1998 (unaudited)                                                      6

                  Notes to Condensed Financial Statements
                           (unaudited)                                                                  7-8

         Item 2.  Management's Discussion and Analysis of Financial

                           Condition and Results of Operations                                         8-17

         Item 3.  Quantitative and Qualitative Disclosures About

                           Market Risk                                                                   17


PART II.          OTHER INFORMATION                                                                      18


SIGNATURES                                                                                               19


                                                     Alyn Corporation
                                                 Condensed Balance Sheet
                                                       (Unaudited)

                                                                               June 30,                 December 31,
                                                                                 1999                       1998
                                                                          --------------------      ----------------------
  Assets

Current assets:
      Cash and cash equivalents                                                $        745,000           $      1,232,000
      Restricted cash                                                                         -                  2,062,000
      Accounts receivable, net                                                          634,000                    781,000
      Inventories                                                                     1,077,000                    401,000
      Other current assets                                                              242,000                    424,000

                                                                          ----------------------      ---------------------
            Total current assets                                                      2,698,000                  4,900,000
                                                                          ----------------------      ---------------------

      Equipment, furniture and fixtures, net                                         19,674,000                 20,703,000
      Other assets, net                                                                 790,000                    626,000
      Intangibles, net                                                                  746,000                    732,000
                                                                          ----------------------      ---------------------
                                                                                 $   23,908,000            $    26,961,000
                                                                          ======================      =====================
                                                                          ======================      =====================



                        Liabilities, Mandatory Redeemable Preferred Stock and Stockholders' Equity

Current liabilities:
      Accounts payable                                                         $        684,000          $         663,000
      Current portion of long term debt                                               1,249,000                  1,842,000
      Accrued and other current liabilities                                             449,000                    956,000
                                                                          ----------------------      ---------------------
            Total current liabilities                                                 2,382,000                  3,461,000
                                                                          ----------------------      ---------------------

Long term debt
      Convertible debt                                                                2,500,000                          -
      Long term debt                                                                  5,449,000                  7,316,000
                                                                          ----------------------      ---------------------
            Total long term debt                                                      7,949,000                  7,316,000
                                                                          ----------------------      ---------------------


Mandatory redeemable preferred stock                                                  1,559,000                          -
                                                                          ----------------------      ---------------------

Stockholders' equity:
      Preferred stock                                                                                                    -
                                                                                          4,000
      Common stock                                                                       12,000                     12,000
      Additional paid-in capital                                                     39,827,000                 37,796,000
      Warrants to purchase common stock                                                 293,000                          -
      Accumulated deficit                                                          (28,118,000)               (21,624,000)
                                                                          ----------------------      ---------------------
            Total stockholders' equity                                               12,018,000                 16,184,000
                                                                          ----------------------      ---------------------

                                                                                 $   23,908,000            $    26,961,000
                                                                          ======================      =====================
                                                                          ======================      =====================

See Notes to Condensed Financial Statements

                                                    Alyn Corporation
                                           Condensed Statement of Operations
                                                      (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                             June 30,
                                                           1999          1998                 1999            1998
                                                        ----------------------------     ------------------------------

Net sales                                                 $   339,000    $    32,000         $ 1,165,000    $    61,000

Costs and expenses:
     Cost of goods sold                                     1,924,000      1,322,000           3,976,000      1,910,000
     General and administrative expenses                      877,000      1,005,000           1,447,000      1,667,000
     Selling and marketing                                    294,000        298,000             575,000        599,000
     Research and development                                 390,000        797,000             796,000      1,953,000
                                                       -----------------------------    ------------------------------
         Total costs and expenses                           3,485,000      3,422,000           6,794,000      6,129,000
                                                        -----------------------------    ------------------------------


         Operating loss                                   (3,146,000)    (3,390,000)         (5,629,000)    (6,068,000)

Other expense                                               (338,000)      (148,000)           (576,000)      (185,000)
                                                        -----------------------------    ------------------------------

Loss before provision for income taxes                    (3,484,000)    (3,538,000)         (6,206,000)    (6,253,000)

Provision for income taxes                                          -              -               1,000          1,000
                                                        -----------------------------    ------------------------------

Net loss                                                  (3,484,000)    (3,538,000)         (6,206,000)    (6,254,000)

Deductions for preferred stock dividends                      211,000              -             289,000              -
                                                        -----------------------------    ------------------------------

Net loss attributable to
     common stockholders                                 ($3,695,000)   ($3,538,000)        ($6,495,000)   ($6,254,000)
                                                        ============================     ==============================

Basic and diluted net loss per share                          ($0.33)        ($0.33)             ($0.58)        ($0.58)
                                                        ============================     ==============================
Common shares used in computing
     basic and diluted net loss per share                  11,107,878     10,750,000          11,107,878     10,750,000


See Notes to Condensed Financial Statements.


                                                              Alyn Corporation
                                                Condensed Statement of Stockholders' Equity
                                                                (Unaudited)

                                          Preferred Stock -
                                               Series A               Common Stock          Additional
                                        ----------------------- --------------------------    Paid-in                 Accumulated
                                          Shares      Amount       Shares       Amount        Capital      Warrants     Deficit
                                       ----------- ----------- ------------- ------------ -------------- ------------ --------------
                                       ----------- ----------- ------------- ------------ -------------- ------------ --------------

Balance at December 31, 1998                                     11,107,878      $12,000    $37,796,000               ($21,624,000)

Issuance of Series A convertible
  Preferred Stock                         375,000      $4,000                                 1,456,000

Accretion of Series A convertible
  Preferred stock dividends                                                                      20,000                    (20,000)

Beneficial conversion feature of the
  Convertible debt                                                                              555,000

Accretion of Series B redeemable
  Convertible preferred stock dividends                                                                                   (256,000)

Accrual of Series B redeemable convertible
  Preferred stock cash dividends                                                                                           (13,000)

Issuance of warrants in conjunction with
  Issuance of Series B redeemable
  Convertible preferred stock and
  Convertible debt                                                                                           293,000

Net Loss                                                                                                                (6,205,000)
                                       ----------- ----------- ------------- ------------ -------------- ------------ --------------
Balance at June 30, 1999                  375,000      $4,000    11,107,878      $12,000    $39,827,000     $293,000  ($28,118,000)
                                       =========== =========== ============= ============ ============== ============ ==============





See Notes to Condensed Financial Statements.

                                                   Alyn Corporation
                                          Condensed Statement of Cash Flows

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                         1999              1998
                                                                                    ----------------  ---------------
Cash flows used in operating activities:                                             $  (5,485,000)     $ (4,645,000)
                                                                                    ----------------  ---------------

Cash flows used in investing activities:

    Capital expenditures                                                                  (291,000)       (6,004,000)
    Decrease in restricted cash                                                           2,062,000                 -
                                                                                    ----------------  ----------------
    Total cash flows from investing activities                                            1,771,000       (6,004,000)
                                                                                    ----------------  ----------------


Cash flows from financing activities:

    Dividends paid                                                                          (4,000)                 -
    Net payments on debt                                                                (2,459,000)                 -
    Proceeds from long term debt, net of issuance costs                                           -         3,541,000
    Proceeds from common stock subscription, net of issuance costs                                -         2,000,000
    Proceeds from convertible debt, net of issuance costs                                 2,634,000                 -
    Proceeds from warrants, net of issuance costs                                           293,000                 -
    Proceeds from Series A convertible preferred stock, net of issuance costs             1,460,000                 -
    Proceeds from Series B redeemable convertible preferred stock, net of
         issuance costs                                                                   1,303,000                 -
                                                                                    ----------------  ----------------
    Total cash flows from  financing activities                                           3,227,000         5,541,000
                                                                                    ----------------  ----------------

Net decrease in cash                                                                      (487,000)       (5,108,000)


Cash and cash equivalents at beginning of period                                          1,232,000        13,126,000
                                                                                    ----------------  ----------------
Cash and cash equivalents at end of period                                           $      745,000     $   8,018,000
                                                                                    ================  ================

Non cash financing activities:

    Beneficial conversion feature of
     the convertible debt                                                            $      555,000
                                                                                    ================



See Notes to Condensed Financial Statements


                                              ALYN CORPORATION
                                       NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation


         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.



2. Inventories

                                                                   June 30,            December 31,
                                                                     1999                 1998
                                                             --------------            ------------

         Raw materials                                          $   511,000              $  237,000
         Work in process                                            508,000                 133,000
         Finished goods                                              58,000                  31,000
                                                             --------------            ------------
                                                                 $1,077,000              $  401,000



3. Issuance of Convertible Debt, Redeemable Convertible Preferred Stock and Convertible Preferred Stock

         During the first quarter of 1999, the Company issued 375,000 shares of Series A Preferred Stock ("Series A convertible preferred stock") for $1,460,000 cash, net of expenses; 1,500 shares of Series B Exchangeable Preferred Stock ("Series B redeemable convertible preferred stock") for $1,303,000 cash, net of expenses; and a Senior Exchangeable Promissory Note ("convertible note") for $2,634,000 cash, net of expenses. The Series A convertible preferred stock is convertible into common stock beginning in January 2000 at a set price of $4.00, while the Series B redeemable convertible preferred stock and the convertible note are currently convertible into common stock at set prices of $3.57 and $3.65, respectively. Additionally, each of these convertible securities has a conversion rate that is based on the lesser of the set price or the market price, as defined, at the time the securities are converted and, therefore, have beneficial conversion features in accordance with EITF Topic No. D-60. The Series B convertible preferred stock and the convertible note are each convertible at as much as a 15% discount to the market price, as defined, if the market price, as defined, at the time the securities are converted is less than the set price.

         The Series B redeemable convertible preferred stock must be redeemed by the Company at 115% of its original issue price per share plus accrued and unpaid dividends in the event the Company's common stock ceases to be listed or quoted on a national securities exchange, the Nasdaq Stock Market or the OTC Bulletin Board.

         Each of the holders of these securities received registration rights for the common stock underlying their securities. The Company is required to register the common stock underlying the Series A convertible preferred stock within one year of issuance and the Series B redeemable convertible preferred stock and the convertible note are required to be registered in June 1999, subject to the timing of SEC review, if any. The Company has filed a registration statement with the SEC covering these securities, which registration statement is currently being reviewed by the SEC.

         In January 2000, the holders of the Series A convertible preferred stock may receive a warrant to purchase up to 120,000 shares of common stock at the then market price, as defined, of the underlying common stock if the market price is less than $5.80 per share. Upon issuance, the holders of the Series B redeemable convertible preferred stock received a warrant to purchase 65,000 shares of common stock at a price of $3.82, and the holder of the convertible debt received a warrant to purchase 135,000 shares of common stock at a price of $3.04. The common stock warrant attached to the Series B redeemable convertible preferred stock, which was valued by the Company at $77,000, was reflected as a reduction to the redeemable preferred stock and accreted as a preferred stock dividend. The common stock warrant attached to the convertible debt, which was valued by the Company at $216,000, was reflected as debt discount and amortized as additional interest expense. The value of the beneficial conversion feature of the convertible debt was also reflected as debt discount and amortized as additional interest expense based upon the rate at which the debt becomes convertible.

         Dividends on the Series A convertible preferred stock and Series B redeemable convertible preferred stock are reflected as an adjustment to the net loss attributable to common stockholders. This adjustment for the six-month period ended June 30, 1999 reflects the accrual of a cash dividend of $9,000 based on the annual dividend of $30 (3%) per share on the Series B redeemable convertible preferred stock and the accretion dividends of $10,000 and $192,000 related to the beneficial conversion features of the Series A convertible preferred stock and the Series B redeemable convertible preferred stock, respectively, based upon the rate at which the preferred stock becomes convertible.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement

         The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions and include, but are not limited to, statements concerning our projected revenue, the market acceptance of our products, the outcome of current evaluations of our products by potential customers, our ability to achieve manufacturing efficiencies, our ability to reduce our costs and expenses, our need for capital and ability to raise additional funding, the impact of the Year 2000 issue on our business and the cost of our Year 2000 compliance. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including without limitation our ability to raise additional funds, the market acceptance of our product, our ability to expand the applications for our product, our ability to successfully expand our sales and marketing staff and activities, our ability to manufacture products in sufficient quantities and quality for current and future applications, and those other risks identified in the section of this Form 10-Q entitled "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC. Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The Company disclaims any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1998, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

Overview


         From the Company's inception in 1990 through the second quarter of 1998, the Company was engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). In the third quarter of 1998, the Company made the initial transition from prototype development to production. The Company's extrusion facility was completed in late 1998 and became fully operational in the first quarter of 1999. The Company's first major Boralyn production order was received from Transnuclear in the fourth quarter of 1998 and was for use as shielding material in dry storage casks for spent nuclear fuel rods. Shipments began in the first quarter of 1999 and continued through the second quarter, with completion scheduled for the third quarter. The Boralyn shielding has been well received by Transnuclear and has generated a high level of interest in the Company's nuclear shielding for both the dry and wet storage markets. During the first quarter of 1999, the Company received initial orders for Boralyn for use in components for Formula One cars. The successful production of these components led to a cooperation and development agreement being executed with Ferrari SpA during the second quarter of 1999. This agreement provides for the development of specialized custom Boralyn alloys for the production of components for Ferrari Formula One and GT cars. The work with Formula One teams has resulted in an interest from several leading automotive companies. These companies have started testing Boralyn for use in engines and other automotive components for high-performance production automobiles. The Company has expanded its manufacture of non-Boralyn components for the aerospace industry to gain acceptance by the industry and to generate near-term revenues. Other application areas of Boralyn are in evaluation by different customers and trial orders have been executed. The Company is anticipating positive results from these evaluations during the second half of the year. While the Company expects to achieve increasing sales levels of Boralyn -based products during the second half of 1999, there can be no assurance that such increases will be achieved. The Company was unprofitable through June 30, 1999 and incurred a loss for the full year 1998 as a result of start-up costs and the ongoing costs of maintaining significant production capacity in anticipation of sales growth, and will incur additional losses thereafter.


Results of Operations

         For purposes of discussion, the results of operations for the three-month period ended June 30, 1999 are compared to the results of operations for the three-month period ended June 30, 1998 and the results of operations for the six-month period ended June 30, 1999 are compared to the six-month period ended June 30, 1998.


         Net Sales. Net sales for the second quarter of 1999 increased 959% to $339,000 from $32,000 in the second quarter of 1998. Net sales for the six-month period ended June 30, 1999 increased 1,810% to $1,165,000 from $61,000 in the six-month period ended June 30, 1998. Net sales for the second quarter were reduced by $178,000 for the return of certain casting material, which is expected to be replaced by another grade of casting material more appropriate to the applications being sold. The substantial increase in sales resulted from the Company's transition in the third quarter of 1998 from prototyping to production. Shipments in the second quarter of 1999 were to companies in the nuclear, automotive and aerospace industries.

         Cost of Goods Sold. Cost of goods sold for the second quarter of 1999 increased 46% to $1,924,000 from $1,322,000 in the second quarter of 1998. Cost of goods sold for the six-month period ended June 30, 1999 increased 108% to $3,976,000 from $1,910,000 in the six-month period ended June 30, 1998. This increase was attributable to the Company's transition from product development in the first half of 1998 to production in the third quarter of 1998. In absolute terms, the Company anticipates cost of goods sold will continue to increase as revenues rise. As a percentage of sales, the Company expects cost of good sold to decline as the manufacturing facilities are more fully utilized.

         General and Administrative Expenses. General and administrative expenses for the second quarter of 1999 decreased 13% to $877,000 from $1,005,000 in the second quarter of 1998. General and administrative expenses for the six-month period ended June 30, 1999 decreased 13% to $1,447,000 from $1,667,000 in the six-month period ended June 30, 1998. This continued decrease represents the Company's focus on reducing general and administrative expenses as a percent of sales. Overall, the general and administrative expense level incurred in the second quarter of 1999, excluding severance, should be maintained through the end of the year.

         Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of 1999 decreased 1% to $294,000 from $298,000 in the second quarter of 1998. Selling and marketing expenses for the six-month period ended June 30, 1999 decreased 4% to $575,000 from $599,000 in the six-month period ended June 30, 1998. Although 1999 selling and marketing expense have been relatively unchanged from 1998 levels, the Company expects an increase in sales and marketing spending in the second half of 1999 relative to increases in sales.

         Research and Development Expenses. Research and development expenses for the second quarter of 1999 decreased 51% to $390,000 from $797,000 in the second quarter of 1998. Research and development expenses for the six-month period ended June 30, 1999 decreased 59% to $796,000 from $1,953,000 in the six-month period ended June 30, 1998. This decrease was primarily attributable to the Company's transition from a primary focus of product development to production in the third quarter of 1998. The Company still expects to continue investing in research and development for new Boralyn materials and improvements in existing materials and processes.


Liquidity and Capital Resources


         At June 30, 1999, the Company had working capital of $316,000. In March 1999, the Company completed an equity offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. In January 1999, the Company completed an equity offering of $1.45 million, net of expenses. The Company received $4.5 million, net of expenses, from its common stock rights offering completed in August 1998. Prior to August 1998, the Company funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $10.5 million, of which $6.5 million was completed in December 1997 and $4.0 million was completed in the second quarter of 1998. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

         The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery, and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. On August 10, 1999, the Company raised $570,000, net of expenses, from an existing shareholder in a private placement of 200,000 shares of common stock at $3.00 per share. The Company is currently in negotiations with a large investment fund to place an additional $10 million in convertible preferred stock in a private placement to fund existing and future working capital needs. The Company is also in negotiations with two non-bank financial institutions to provide accounts receivable and inventory working capital financing. The Company's ability to obtain future working capital financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 1999 and 2000 and completes its equity funding program, it believes that internally generated funds, cash on hand, and equipment, inventory and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. However, if the Company fails to complete its planned equity funding program, inadequate working capital to finance operations will result. If the Company fails to complete its debt financing or its planned inventory and accounts receivable financing, inadequate capital to execute it business plan may result. Also, if the Company fails to reach its planned revenue levels, additional funding may be required. It is possible that the Company may not be able to ever achieve a significant level of sales or profitability or that such additional funding would be available or available upon terms acceptable to the Company.

Year 2000 Compliance

         The Company is currently evaluating our Year 2000 readiness, both in terms of the compliance of our internal information systems and compliance of applications which monitor all aspects of our business, including financial systems, manufacturing equipment, customer services, marketing information, infrastructure and telecommunications equipment. We have tested and evaluated our internal information systems and, based upon these tests, believe that they are substantially Year 2000 compliant. The Company is in the process of testing and evaluating the computerized elements of our manufacturing equipment and expects to complete this evaluation in sufficient time to make necessary upgrades, if any. At this point, based in part upon the timing of purchase of much of the Company's equipment, the Company believes that its manufacturing equipment will be Year 2000 compliant on a timely basis. The Company believes it has no exposure related to its products. Formal communications have been initiated with all significant suppliers and large customers to determine the extent to which the Company is vulnerable to such parties' failure to address their own Year 2000 issue. The Company expects to have analyzed and accessed the possible risk of significant business interruptions as a result of any such party's noncompliance by September 1999. At that time, any necessary contingency plans will be developed to address any material consequences the Company could suffer if such party is not Year 2000 compliant. However, the failure of other companies to adequately address their own Year 2000 issues could have a material adverse effect on the Company. The Company expects to complete its Year 2000 compliance efforts in 1999. We believe that the total estimated project cost is not material and includes the estimated costs and time associated with the impact of third party compliance. However, it is possible that the actual cost of compliance and the impact of Year 2000 issues could differ materially from those plannned.

Risk Factors


                  In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:


Our future success depends upon our ability to gain market acceptance of our products in commercial quantities.

         Our products have yet to attain significant commercial acceptance. Other products, such as aluminum, and to a lesser extent, titanium, magnesium and beryllium, have become the standard materials in the automotive and other target industries for our materials. Boral and borated stainless steel have been the standard materials in the nuclear industry. We may not be able to demonstrate the price-performance advantages of our materials over existing, more traditional materials, which could make it difficult for us to win substantial contracts in various industries. If we are not able to market our products in commercial quantities, our business and results of operations will suffer dramatically. Initially, we directed our resources to the manufacture of final products, particularly golf club heads. We have recently changed our focus to marketing our advanced materials as raw materials to be used in products manufactured by others. The principal use of our products for the six months ended June 30, 1999 was for various applications in the nuclear, aerospace and automobile industries, but our materials have not yet achieved market acceptance in these industries on a broad scale. Market acceptance of our products in commercial quantities will also depend upon the pricing of our products and our ability to manufacture and deliver products on a timely basis. Because our products typically entail long sales cycles, lengthy customer product design times and, in nuclear applications, certification requirements prior to production orders, we may not realize the benefits of our marketing and development costs, if at all, until subsequent periods. We must address each of these factors effectively in order to achieve market acceptance in commercial quantities of Boralyn or our other current or future products.

We have insufficient cash on hand to sustain our operations without raising additional debt or equity capital.

         We had cash on hand of $745,000 at June 30, 1999. On August 10, 1999, the Company raised $570,000, net of expenses, from an existing shareholder in a private placement of 200,000 shares of common stock at $3.00 per share. We are currently in negotiations with a large investment fund to place an additional
$10 million in convertible preferred stock in a private placement to fund existing and future working capital needs. We are also currently in negotiations with two non-bank financial institutions to provide accounts receivable and inventory working capital financing. If we are not successful in raising this additional equity capital, we will not have sufficient working capital to finance our operations. If we are unable to raise the debt or planned accounts receivable and inventory working capital financing, we may not be able to execute our business plan.

We have a history of losses which we expect will continue, and we may not be able to achieve profitability.

         We incurred net losses of $7.3 million in 1997, $12.1 million in 1998 and $6.5 million for the six months ended June 30, 1999. We expect to expect to continue to incur losses in 1999 and may never generate sufficient revenues to achieve profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. While we commenced our materials development activities in 1990, we only completed our manufacturing facilities at the end of 1998. Accordingly, we have had a limited operating history and only generated revenues of $364,000 in 1997, $1.3 million in 1998 and $1.2 million for the six months ended June 30, 1999. If we continue to be unable to generate significant revenues and continue to incur losses , we could impair our ability to continue as a going concern. Our auditors have included a going concern modification in their report for the year ended December 31, 1998. We cannot assure you that this modification will be removed from any future reports, and any going concern modification may preclude us from completing any additional debt or equity financings.

The terms of our preferred stock, exchangeable promissory note and warrants could adversely affect our stock price.

         We may be required to issue a large number of additional shares of common stock upon conversion of our preferred stock and exchangeable promissory note that will be immediately available for resale. During the first quarter of 1999, we issued shares of Series B preferred stock, an exchangeable promissory note and related warrants that are currently convertible, exchangeable or exercisable into a large number of shares of our common stock. Beginning in January 2000, our Series A preferred stock will also be convertible into shares of our common stock. All of the holders of these securities have registration rights, and we have filed a registration statement to register the common stock issuable upon exchange or conversion of the Series B preferred stock and exchangeable promissory note. As a result, all of these shares, when converted, exchanged or exercised, will be immediately available for resale and could cause the price of our common stock to decline. The sale by these holders of a significant amount of common stock, could also encourage short selling, which could cause our stock price to decline further. Furthermore, any negative impact to our stock price caused by these securities could impair our ability to raise additional equity capital

         While the conversion prices for these securities provide a fixed price, the terms also contain price protection provisions that require us to issue additional shares of common stock to these holders without additional consideration if the price of our common stock declines below the fixed conversion prices. The following table sets forth the aggregate number of shares of our common stock that we would be required to issue assuming that all of the securities are immediately exchanged for common stock:

                                                   Number of Shares of Common   % of Outstanding
                                  Conversion       Stock Issuable Upon Full     Common Stock
Type of Security                  Price            Conversion                   Assuming Full Conversion
----------------                  -----            ----------                   ------------------------
Series A preferred stock          $2.00               750,000 shares              6.8%
Series B preferred stock          $3.125              480,000 shares              4.3%
Exchangeable note                 $3.125              960,000 shares              8.6%
Warrants                          Various             320,000 shares              3.0%
Total                                               2,510,000 shares             22.7%

         Because we cannot determine the exact conversion price of the foregoing securities, due to the price protection provisions, which are based on the market price of our common stock for a number of trading days prior to the actual conversion, we have made the following assumptions in computing the calculations in this table:
o    The conversion  prices for the Series B preferred
     stock and the exchangeable note have no floor, and
     accordingly, for the purposes of this table, we have used the closing price of our common stock as of June 30, 1999 as the conversion price.
o The conversion price for the Series A preferred stock cannot be less than $2.00 per share (i.e., 50% of its fixed conversion price), the foregoing table reflects the maximum number of shares of common stock that we would be required to issue to this holder using this minimum conversion price.
o The warrants associated with the Series B preferred stock and the exchangeable note each have set conversion prices, and do not provide for a variable number or price protection. Accordingly, the warrants provided by the agreements have been included in the table. The number of warrants associated with the Series A preferred stock varies depending upon the stock price on January 10, 2000. For purposes of this table, we have assumed the maximum number must be issued. The Series A preferred stock does not provide exercise price protection.
o The percentage calculation has been derived using the total number of shares of our common stock outstanding as of June 30, 1999 (11,107,878 shares).

         It is possible that the holders of our convertible preferred stock, exchangeable note and warrants would be able to gain control of Alyn Corporation upon full conversion of these securities. In the event that the price of our common stock declines below $0.45 per share, the issuance of additional shares of common stock to the holders of our preferred stock, exchangeable note and warrants would enable these holders to elect the majority of our directors and control many corporate decisions and transactions. As such, these holders could prevent or delay a change in control that might otherwise be in the best interests of our other stockholders.

         We may be required to make significant cash payments to holders of our preferred stock and exchangeable note. We may be required to make cash payments to holders of our preferred stock and exchangeable note if we do not timely deliver common stock upon exchange or conversion of these securities or if we fail to keep a registration statement effective for the underlying shares of common stock. These cash payments could be as much as $52,500 per week for failure to register or keep a registration statement effective and could reach as high as $330,000 per day for failure to timely deliver common stock upon exchange. A delay to timely deliver would be the result of our failure to direct our stock transfer agent to issue the shares or our stock transfer agent's failure to act in accordance with their instructions from us. Accordingly, if we are required to make these cash payments, even for a short period of time, it would adversely affect our financial condition and our ability to implement our business plans. In addition, because the rules of the National Association of Securities Dealers, Inc. require stockholder approval for issuances of 20% or more of a company's outstanding securities, the terms of our preferred stock and exchange note limit the number of shares that we may be required to issue without stockholder approval to 19.9% of our outstanding common stock. We plan to seek this stockholder approval in accordance with NASD Rule 4460 at our 1999 Annual Meeting. However, if we do not obtain stockholder approval to remove the 19.9% limit, we will be required to make cash payments in the event the holders of the exchangeable securities attempted to convert over the 19.9% limit. The cash payments would be equal to the number of shares of common stock that we could not issue because of the 19.9% limit multiplied by the market price of our common stock at the time of the attempted conversion. For example, if the Company's stock price was $1.00 per share at the time of receipt of the conversion notices for all of the preferred stock and the exchangeable note and all warrants were exercised at the same time, the 5,570,000 shares that we would be required to be issued would be limited to 2,210,000 by the 19.9% limit. Accordingly, if this event were to occur, the Company would be required to make a cash payment of $3,360,000. In this event, we would likely have to raise funds to finance these payments elsewhere, which funds may not be available on acceptable terms, if at all.

Our limited manufacturing history and the significant manufacturing risks associated with our products may make it difficult for us to establish or maintain profitable manufacturing operations.

         Our limited experience in manufacturing our products in commercial quantities has led to delays in the release of new products or applications for our products, and has resulted in increased costs that we have not been able to offset to date with significant product sales. The manufacturing processes for Boralyn, for example, utilize high temperature and high pressure and may be subject to volatile chemical reactions. We initially experienced improper temperature settings, difficulties in dealing with inconsistent materials and problems establishing standard and repeatable manufacturing procedures. If we fail to effectively manage and maintain our manufacturing capabilities, our business will suffer and we may never generate significant revenues or achieve profitability. In addition, natural disasters such as earthquakes, which are characteristic of Southern California, the location of our manufacturing facilities, could result in the interruption of our manufacturing activities or could significantly impact our manufacturing operations or capacity. We currently do not maintain earthquake insurance and any significant earthquake could suspend our manufacturing capabilities. Our manufacturing operations currently use specially-designed equipment that, if damaged, inoperable or unavailable, could disrupt our manufacturing operations and may not be able to be repaired or replaced on a timely basis or at reasonable costs.

If we do not increase our product sales, we may not be able to offset our substantial lease commitments and operating cost commitments, which could lead to continued losses.

         Unless and until we achieve a significant level of sales of our products, we will have substantial production over-capacity and under-absorbed costs that will continue to cause us to incur substantial operating losses. In order to establish manufacturing capacity, we entered into long-term leases for our two facilities located in Irvine, California. The lease for our headquarters in Irvine, California expires in 2008 and requires monthly lease payments of approximately $25,000. We also have a ten-year lease expiring in 2008 for our second Irvine facility, with monthly lease payments of $45,000. Through June 30, 1999, we have invested more than $20 million to equip and implement our manufacturing operations in these facilities. If we fail to generate significant revenues from these manufacturing facilities, we will not be able to offset the costs of those facilities and our business and operating results will suffer.

If we do not generate significant working capital from our operations, we will need additional capital which may not be available on terms favorable to us.

         Our ability to grow our business is highly dependent upon our ability to generate capital from our operations and to raise needed debt or equity financing. Without additional financing within the next twelve months, we will not be able to achieve our market objectives. Our ability to obtain debt financing will be dependent in part on the quality and amount of our revenues, trade receivables, inventory and unsecured capital equipment. If we are unable to receive adequate debt financing, we may have to seek additional equity financing which may not be available on favorable terms, if at all. Our ability to achieve future liquidity and capital funding requirements through our operations will depend on numerous factors, including:
o results of marketing
  our metal matrix composite capabilities;
o market acceptance of our products;
o the timing of production orders and our ability to make delivery of products;
o our  costs of sales  and  timing  of  growth  in  sales;  and
o our ability to effectively manage our marketing and manufacturing activities.

We expect fluctuations in our operating results to continue, which could cause our stock price to decline.

         Fluctuations caused by variations in quarterly operating results or our failure to meet market analysts' projections or public expectations could cause the market price of our common stock to decline and perhaps decline significantly. Due to the nature of our business, we have experienced, and will likely continue to experience, long sales cycle times, lengthy customer design processes for new product introductions and market trends that may significantly limit our ability to forecast accurately time-to-market schedules or short-term results of operations. We cannot predict our operating results due to the uncertainty of these factors and our limited operating history. Our operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in our products, personnel and the size and actual delivery dates of orders for our products. As a result, our operating results for any particular quarter should not be considered indicative of any future results and period-to-period comparisons of our operating results will not necessarily be meaningful.

If we lose any of our key managers, our business could be seriously harmed.

         We rely on a relatively new management team and need additional personnel to expand our business. Our future success and profitability is substantially dependent upon the personal efforts and abilities of our key executives, Arne Van Roon (our President and Chief Executive Officer who joined Alyn in April 1999), Robin A. Carden (our founder) and Richard L. Little (our Chief Financial Officer and Secretary). None our key managers has a long-term employment agreement with Alyn, and accordingly, they may terminate their association with us with little or no notice. We also do not maintain key man life insurance on Messrs. Van Roon or Little. If any of these individuals or any other key employees were to leave Alyn Corporation, their departure could significantly diminish our level of management, technical, marketing and sales expertise, and we would have the difficult task of finding and hiring replacements who have these skills. Furthermore, the departure of any of our manufacturing personnel may interrupt our manufacturing operations and lengthen the time necessary to deliver products to market.

         We believe that our future growth will be dependent in large part on our ability to attract or retain qualified management, technical, manufacturing, administrative and other personnel. Due to our location in Irvine, California and the nature of our business, we believe that we will experience significant competition for qualified personnel.

We must keep pace with rapid technological changes in the advanced materials industry in order to remain competitive.

         In the advanced materials market, new materials are frequently introduced to address a variety of existing applications. If competing materials become available to address these applications, our materials may become obsolete for key applications and our sales could decline dramatically. Due to our lengthy product development cycle, it may be difficult for us to quickly change our development plans in response to the introduction of new materials by our competitors. Our ability to anticipate and address changes in technologies, markets and industry trends, and to develop and introduce new and enhanced materials on a timely basis will be important factors in our ability to grow and remain competitive. We cannot be sure that we will be able to develop new materials or that any new materials can be marketed successfully. In addition, development schedules for new or improved materials are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new material introductions. If we fail to timely develop and introduce new materials or to enhance our current materials, our business, operating results and financial condition could be materially adversely affected in the future. Moreover, we expect to devote substantial resources to technology development efforts. For accounting purposes, the costs of those efforts will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from our technology development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods. As a result, our period-to-period operating results could be adversely impacted and difficult to predict.

Because we depend on a few significant customers for a substantial portion of our revenues, the loss of a key customer could seriously harm our operating results.

         Since inception, we have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to our largest three customers for the six months ended June 30, 1999 and their respective percentage of our net sales for this period were:
     o Transnuclear  (38%)
     o Marvin  Engineering  (12%)
     o Quantum Technologies (9%)
         Sales to our largest three customers for the year ended December 31, 1998 and their respective percentage of our net sales for this period were:
     o General Motors (22%)
     o Taylor Made Golf (15%)
     o MacGregor Golf (12%)
         It is possible that one or more key customers could suffer business or financial setbacks resulting in the reduction or cancellation of product orders or our being unable to obtain payment from such customers at any time or from time to time. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell products to these customers in significant quantities.

We depend on two suppliers for one of our principal raw materials. Any failure to obtain these raw materials could result in significant delays in our ability to ship product and could adversely affect our revenues and our relationships with our customers.

         We presently purchase one our principal raw materials, boron carbide, primarily from two suppliers, ESK Engineered Ceramics Division of Wacker Chemicals (USA), Inc. and P&W International Tech. We currently do not have any long-term supply agreements with either of these suppliers. Our business would be materially and adversely affected if we were unable to continue to purchase our required quantities of boron carbide at prices and on terms comparable to those presently available from our principal suppliers.

In the event we are not able to enforce our patents, our competitors could introduce similar materials or technologies, which could seriously harm our business.

         We believe our United States patent that contains claims covering the manufacture of our Boralyn material is critical to our success and our ability to prevent competitors from introducing similar materials. We have been granted additional patents and have other patent applications pending, including divisional (extension) patents and continuation-in-part patents, many of which stem from our originally issued patent. We cannot be sure that any additional patents will be granted or that our existing or future patents will be valid and enforceable, or will provide us with meaningful protection from our competitors. If our present or future patent rights are ineffective in protecting us against infringement, our marketing efforts and future revenues could be materially and adversely affected. Moreover, if a competitor were to infringe any of our patents, the costs of enforcing our patent rights may be substantial or even prohibitive. We also cannot be sure that our future materials will not infringe the patent rights of others or that we will not be forced to expend substantial funds to defend against infringement claims of, or to obtain licenses from, third parties. We currently have only limited patent protection for our technology outside the United States, and we may be unable to obtain even limited protection for our proprietary technology in certain foreign countries.

We may not able to adequately protect or enforce our trademarks or trade names, which could harm our goodwill and dilute our brand recognition.

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

We face intense competition in the advanced materials market with less expensive materials and with competitors who have greater resources and manufacturing experience than we have.

         The advanced materials industry is highly competitive, and other materials such as specialized aluminum alloys, borated stainless steel for nuclear shielding applications, and to a much lesser extent, titanium, magnesium and beryllium, are readily available for similar applications generally at lower prices than our materials. We believe additional competitive pressures could require us to reduce our product prices to remain competitive, and accordingly, could adversely affect our results of operations.

         We compete in our target markets with several larger domestic and multinational companies, all of which are well established in their respective markets and have substantially more manufacturing experience and substantially greater financial and other resources than us. We compete with material producers, i.e. companies that produce and market a choice of materials for specific applications. In this area, the Company competes with: (i) titanium, supplied by companies such as RMI Titanium Company, Tremont Industries, Inc., and Titanium Metals Corporation of America (Timet); (ii) aluminum alloys, supplied by companies such as the Aluminum Corporation of America (Alcoa), Reynolds Metals Co., and Oregon Metallurgical Corporation; and (iii) other metal matrix composites, such as those supplied by Duralcan Inc. For nuclear containment, current storage containers often use Boral(R), a boron carbide and aluminum material supplied by AAR Brook & Perkins and borated aluminum supplied by Eagle Pitcher. Certain of our competitors who provide competing materials for the nuclear industry have already obtained quality certification (similar to ISO certification) from the Nuclear Regulatory Commission, which can enable them to qualify for certain nuclear projects much quicker and cheaper than we can. We are in the process of qualifying for this quality certification, but we cannot be sure that we will ever be able to obtain this certification.

The principal applications for our products could subject us to significant product liability actions, in excess of our insurance coverage limits.

         The principal uses of our products currently include automotive applications, including engines and structural members, as well as products used to store nuclear waste. Both the automotive and nuclear industries involve significant risks of personal injury and have historically been the subject of many product liability actions. We cannot be sure that our product liability insurance will be sufficient to adequately cover any potential claims, or that this insurance will continue to be available on acceptable terms in the future.

If our common stock is delisted from the Nasdaq National Market, our common stock will become less easily tradeable and our stock price could decline.

         Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq National Market. For continued listing of our common stock on the Nasdaq National Market, we must, among other things, maintain a minimum bid price of at least $1.00 per share. In February 1998, our stock price declined to $1.50 per share. In addition, in April 1999, we received a letter from the Nasdaq National Market requesting that we provide further information concerning our recent losses and the going concern qualification included in the report of our independent auditors. If our stock price declines or if we continue to experience losses from our operations, we may not be able to maintain the standards for continued listing on the Nasdaq National Market. In the event our common stock is removed from the Nasdaq National Market, any trading in our common stock might then be conducted on the Nasdaq SmallCap
Market, which is a significantly less active market than the Nasdaq National Market. As a result, you could find it more difficult to dispose of our common stock. Furthermore, if we did not qualify for listing on the Nasdaq SmallCap Market or if our common stock was subsequently delisted from the Nasdaq SmallCap Market, our common stock could be subject to what are known as the penny stock rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we fail to qualify for listing on, or if we were removed from, the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline.

If our internal systems and the systems of the third parties with whom we interact are not Year 2000 compliant, we may suffer business interruptions and our business could be seriously harmed.

         Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field. These systems and software applications will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, these systems and applications will need to be upgraded to comply with the Year 2000 requirements or risk system failure, miscalculations or other disruptions to normal business activities.

         We are currently evaluating our Year 2000 readiness, both in terms of the compliance of our internal information systems and compliance of applications which monitor all aspects of our business, including financial systems, manufacturing equipment, customer services, marketing information, infrastructure and telecommunications equipment. While we believe our internal information systems will adequately function in the Year 2000, we cannot be certain of the effect of the Year 2000 until it ultimately arrives. We are in the process of testing and evaluating the computerized elements of our manufacturing equipment and expect to complete this evaluation in sufficient time to make necessary upgrades, but we may not be able to complete these upgrades in a timely manner or at reasonable costs. We also may not be able to anticipate the extent of the Year 2000 impact until the Year 2000 arrives due to the interaction between our own systems and products and the systems and products of third parties. We believe our greatest exposure to Year 2000 risks relates to the readiness of our third party suppliers who provide us with raw materials, our customers who incorporate our products into their own products and other parties who provide services for us. Any failure of these third parties to resolve their own Year 2000 issues in a timely manner could cause a material disruption in our business. We have not yet developed any contingency plans to address any material consequences that we could suffer if we are not able to resolve our Year 2000 issues or those issues faced by the key third parties with whom we regularly interact. We also cannot be sure that our present estimates of the cost to remedy the Year 2000 problem are not understated.

Our principal stockholders control Alyn Corporation and could prevent a change in control or financing that might otherwise be in the best interests of the stockholders.

         As of June 30, 1999, Kingdon Capital Management Corp. and its affiliates, Robin A. Carden and Harry Edelson beneficially owned an aggregate of 57.2% of our outstanding common stock. Accordingly, these stockholders have the ability to elect a majority of our directors and to control the outcome of all other issues submitted to our stockholders. The terms of our Series A preferred stock and Series B preferred stock also prohibit us from amending our charter documents, liquidating, merging, selling substantially all of our assets, or issuing additional securities without the consent of these stockholders. As a result, this concentration of ownership and our contractual consent rights may discourage a potential acquirer from making an offer to buy Alyn Corporation or may prohibit us from completing a major corporate transaction or raising additional capital, which might otherwise be in the best interest of our stockholders.

         In addition, the following provisions of our exchangeable note could also discourage some potential purchasers from making an acquisition of Alyn
Corporation  or  make  an  asset  sale  more  difficult  and  expensive:
o the requirement that upon a change of control, we must offer to buy the exchangeable note at the greater of 150% of the principal plus accrued and unpaid interest and penalties or the product of the number of shares into which the exchangeable note can be exchanged and the market price on the applicable date and
o the prohibition against selling or transferring all or substantially all of our assets to any subsidiary or affiliate except for cash or cash equivalent consideration, unless with their approval; and

         We have also agreed to grant the holder of the exchangeable note a right of first offer with respect to certain issuances of equity or debt securities, and we are prohibited from obtaining additional senior indebtedness for borrowed money without written consent of the holder of the exchangeable note, unless the indebtedness is not on par with or senior or superior to the exchangeable note or that the borrowed money is for equipment financing or customary working capital lines of credit.

Our stock price has been, and may continue to be volatile.

         Trading volume and prices for our common stock could be subject to wide fluctuations in response to quarterly variations in our operations and results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by us. Since January 1, 1999, the price of our common stock has declined from a high of $10 in February 1998 to $1.50 in February 1999 and to $3.125 at June 30, 1999. The factors causing these variations include the low average daily trading volume of our common stock, the sale or attempted sale of a relatively large amount of securities in the public market, the registration for resale of any shares of common stock, the antidilution provisions in our preferred stock, exchangeable note and warrants, manufacturing and product development delays and our earnings to date. The market price of our common stock could also be influenced by developments or matters not related to our performance, such as the general volatility of the stock market.

Our charter documents and Delaware law could adversely affect the rights of common stock and could prohibit certain changes in control that may otherwise be beneficial to our stockholders.

         Under our Certificate of Incorporation, our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote of, or action by, our stockholders. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that has been issued or may be issued in the future. Issuance of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have an effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Certain provisions of Delaware law applicable to us may also discourage third-party attempts to acquire control.


Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  Not Applicable

                                              ALYN CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibit is filed as part of this report:

          EXHIBIT

          NO.                                   DESCRIPTION
          -----                                 ------------------------
          27.1                                  Financial Data Schedule

     (b) Reports on Form 8-K

                  None

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ALYN CORPORATION

                                        (Registrant)






                                By: /S/Arne van Roon
                                   --------------------------
                                     Arne van Roon
                                     President and
                                     Chief Executive Officer





                                By: /s/ Richard L. Little
                                   --------------------------
                                     Richard L. Little
                                     Vice President, Finance and Administration
                                     and Chief Accounting and Financial Officer



Dated:  August 16, 1999