Form 10-Q
period 1999-09-30
ALYN CORP
filed 1999-11-15
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)


[ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)
              OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

             16761 Hale Avenue, Irvine, California 92606 (Address of
--------------------------------------------------------------------------------
                principal executive offices, including zip code)

                                 (949) 475-1525
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.001 par value; 12,122,403 shares as of November 8, 1999.

                               ALYN CORPORATION

                                    INDEX

--------------------------------------------------------------------------------

                                                                     PAGE NUMBER

PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Condensed Balance Sheet -
                  September 30, 1999 (unaudited) and December 31, 1998         3

            Condensed Statement of Operations -                                4
                  Three  months  ended   September  30,  1999
                  (unaudited)  and
                  September 30, 1998 (unaudited) and
                  nine months ended September
                  30, 1999 (unaudited) and
                  September 30, 1998 (unaudited)

            Condensed Statement of Stockholders' Equity -                      5
                  Nine months ended September 30, 1999 (unaudited)

            Condensed Statement of Cash Flows -                                6
                  Nine months ended September 30, 1999 (unaudited) and
                  September 30, 1998 (unaudited)

            Notes to Condensed Financial Statements                          7-8
                  (unaudited)

      Item 2.     Management's Discussion and Analysis of Financial         8-17
                  Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures About              17
                  Market Risk

PART II.    OTHER INFORMATION                                                 18

SIGNATURES                                                                    19

                                ALYN CORPORATION
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                             SEPTEMBER 30,        DECEMBER 31,
                                                1999                 1998
                                          -----------------   -----------------

  ASSETS

Current assets:
     Cash and cash equivalents                   $  248,000         $  1,232,000
     Restricted cash                                      -            2,062,000
     Accounts receivable, net                       874,000              781,000
      Inventories (see Note  2)                   1,187,000              401,000
      Other current assets                          339,000              424,000
                                          ------------------  ------------------
           Total current assets                   2,648,000            4,900,000
                                          ------------------  ------------------

     Equipment, furniture and fixtures,          19,068,000           20,703,000
     Other assets, net                              720,000              626,000
      Intangibles, net                              719,000              732,000
                                          ------------------  ------------------

                                               $ 23,155,000         $ 26,961,000
                                          ==================  ==================

   LIABILITIES, MANDATORY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                           $ 1,231,000          $   663,000
     Current portion of long-term debt            1,206,000            1,842,000
     Accrued and other current liabilities          278,000              956,000
     Working capital line of credit
        (see Note 4)                                351,000                    -
     Bridge loan (see Note 3)                     1,000,000                    -
     Provision for restructuring expenses
        (see Note 5)                                669,000                    -
                                               ------------            ---------
     Total current liabilities                    4,735,000            3,461,000

Long-term debt
      Convertible debt                            2,703,000                    -
      Long-term debt                              5,137,000            7,316,000
                                          ------------------  ------------------
           Total long term debt                   7,840,000            7,316,000
                                          ------------------  ------------------
Mandatory redeemable preferred stock              1,623,000                    -
                                          ------------------  ------------------

Stockholders' equity:
     Preferred stock                                  4,000                    -
      Common stock                                   12,000               12,000
     Additional paid-in capital                  40,967,000           37,796,000
     Warrants to purchase common stock              293,000                    -
     Accumulated deficit                        (32,319,000)        (21,624,000)
                                          ------------------  ------------------
        Total stockholders' equity                8,957,000           16,184,000
                                          ------------------  ------------------
                                               $ 23,155,000         $ 26,961,000
                                          ==================  ==================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                          ALYN CORPORATION
                                                  CONDENSED STATEMENT OF OPERATIONS
                                                             (Unaudited)
                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                       1999          1998                  1999           1998
                                                   ----------------------------      ------------------------------

Net sales                                               $ 721,000      $ 602,000         $ 1,886,000     $ 662,000

Costs and expenses:
      Cost of goods sold                                2,100,000      1,813,000           6,076,000      3,700,000
      General and administrative expenses                 474,000        679,000           1,921,000      2,300,000
      Selling and marketing                               213,000        328,000             788,000        928,000
      Research and development                            402,000        625,000           1,198,000      2,578,000
      Restructuring expense (see Note 5)                  729,000              -             729,000              -
                                                   -----------------------------    --------------------------------
          Total costs and expenses                      3,918,000      3,445,000         10,712,000       9,576,000

          Operating loss                              (3,197,000)    (2,843,000)         (8,826,000)     (8,914,000)

Interest expense and other expense, net (see Note 6)    (824,000)      (170,000)         (1,400,000)       (354,000)
                                                   -----------------------------    --------------------------------

Loss before provision for income taxes                (4,021,000)    (3,013,000)        (10,226,000)     (9,268,000)

Provision for income taxes                                      -              -             (1,000)         (1,000)
                                                   -----------------------------    --------------------------------

Net loss                                              (4,021,000)    (3,013,000)        (10,227,000)     (9,269,000)

Deductions for preferred stock dividends (see Note 7)    (85,000)              -           (374,000)               -
                                                   -----------------------------    --------------------------------

Net loss attributable to                             ($4,200,000)   ($3,013,000)       ($10,695,000)    ($9,269,000)
      common stockholders                          =============================    ================================

Basic and diluted net loss per share                      ($0.37)        ($0.28)             ($0.96)         ($0.86)
                                                   =============================    ================================


Common shares used in computing
      basic and diluted net loss per share             11,353,437     10,869,293          11,189,731     10,789,764

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.




                                                          ALYN CORPORATION
                                             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (Unaudited)
                                        PREFERRED STOCK -
                                            SERIES A            COMMON STOCK          ADDITIONAL
                                       -------------------  -------------------        PAID-IN                  ACCUMULATED
                                       SHARES       AMOUNT  SHARES       AMOUNT        CAPITAL    WARRANTS        DEFICIT
                                       ------       ------  ------       ------     ------------  --------      ------------

Balance at December 31, 1998                                11,107,878   $12,000    $ 37,796,000                ($21,624,000)

 Issuance of Series A
 convertible
     preferred stock                   375,000    $4,000                               1,456,000

 Issuance of common stock:
     Stock Sale                                                200,000         -         554,000
     Anti-dilution penalty (see Note 6)                        149,213         -         464,000
     Interest payment                                           38,352         -         112,000

 Accretion of Series A
 convertible
    preferred stock dividends                                                             30,000                     (30,000)


 Beneficial conversion
 feature of the
    convertible debt                                                                     555,000

 Accretion of Series B
 redeemable
    convertible preferred
    stock dividends                                                                                                  (320,000)


 Accrual of Series B
 redeemable convertible
    preferred stock cash dividends                                                                                    (24,000)


 Issuance of warrants
 in conjunction with:
    Issuance of Series B redeemable
    Convertible preferred stock and
    Convertible debt                                                                                 $293,000

 Net loss                                                                                                         (10,321,000)

                                       -------    ------    ----------   -------    ------------     --------    -------------
Balance at September 30, 1999          375,000    $4,000    11,495,443   $12,000    $ 40,967,000     $293,000    ($32,319,000)
                                       =======    ======    ==========   =======    ============     ========    =============

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                ALYN CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS



                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,

                                                               1999           1998
                                                            -----------    -----------

Cash flows used in operating activities:                   $(7,478,000)    $(7,759,000)
                                                           ------------    -----------

Cash flows used in investing activities:
      Capital expenditures                                    (339,000)     (7,044,000)

      Decrease in restricted cash                            2,062,000          -
                                                           ------------    -----------

      Total cash flows from investing activities             1,723,000     (7,044,000)
                                                           ------------    -----------

Cash flows from financing activities:
      Dividends paid on Series B redeemable
        convertible preferred stock                            (16,000)         -
      Net payments on debt                                  (2,814,000)         -
      Proceeds from working capital line of credit
        (see Note 4)                                           351,000          -
      Proceeds from bridge loan (see Note 3)                 1,000,000
      Proceeds from long-term debt, net of issuance
        costs                                                     -         3,103,000
      Proceeds from common stock subscription, net of
        issuance costs                                         560,000      4,502,000
      Proceeds from convertible debt, net of issuance
        costs                                                2,634,000          -
      Proceeds from warrants, net of issuance costs            293,000          -
      Proceeds from Series A convertible preferred stock,
        net of issuance costs                                1,460,000          -
      Proceeds from Series B redeemable convertible
        preferred stock, net of Issuance costs               1,303,000          -
                                                           -----------    -----------
      Total cash flows from  financing activities            4,771,000      7,605,000
                                                           -----------    -----------


Net decrease in cash                                         (984,000)     (7,198,000)



Cash and cash equivalents at beginning of period             1,232,000     13,126,000
                                                            -----------   -----------
Cash and cash equivalents at end of period                  $  248,000    $ 5,928,000
                                                            ===========   ===========




Non cash financing activities:



      Anti-dilution stock issuance (see Note 6)        $    466,000
      Stock issuance in lieu of cash interest payment
        (see Note 6)                                        113,000
      Beneficial conversion feature of
            the convertible debt ( see Note 7)              555,000
                                                          ----------
                                                       $  1,134,000
                                                       =============


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                ALYN CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K, which is on file with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.    INVENTORIES
                                       September 30,     December 31,
                                           1999              1998
                                           ----              ----
      Raw materials                     $   576,000       $  237,000
      Work in process                       210,000          133,000
      Finished goods                        401,000           31,000
                                    ---------------     ------------
                                        $1,187,000        $  401,000
                                    ===============     ============

3.    ISSUANCE OF CONVERTIBLE PREFERRED STOCK AND BRIDGE NOTE

      On October 8, 1999, the Company issued 75,000 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") for approximately $7,300,000 cash, net of expenses. In anticipation of the October 8 purchase of the Series C Preferred Stock, the purchasers of the Series C Preferred Stock provided a $1,000,000 bridge loan to the Company on September 29, 1999 in the form of a demand promissory note (the "Note"). The bridge loan was used for general working capital to reduce outstanding accounts payable. Under the terms of the Note, the loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock purchase, or (iii) an event of default. The Note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999.

     The Series C Preferred Stock is convertible into common stock at a set price of $3.00, subject to certain anti-dilution provisions in the event the Company issues common stock or securities convertible into common stock at a price less than $3.00 per share. The holders of the Series C Preferred Stock received registration rights for the common stock underlying their securities. In accordance with the provisions of the agreements, the Company filed an amended Registration Statement on Form S-3/A on October 29, 1999 including such underlying common stock.

     Upon issuance of the Series C Preferred Stock, the holders were issued warrants to purchase up to 1,875,000 shares of common stock at a price of $3.00 per share. The number of shares subject to purchase will be determined on December 31, 2000, based upon the Company meeting certain target levels of revenue and earnings before interest, depreciation and amortization (EBITDA), and may vary from the full 1,875,000 to zero shares.

      The Series C Preferred Stock carries no provision for dividends.

4.    WORKING CAPITAL LINE OF CREDIT

     On August 25, 1999 the Company established a working capital line of credit for up to $700,000 through the sale of its accounts receivable to a non-bank financial institution. Under the terms of the agreement, the Company paid a finance charge of 2% plus interest at the rate of prime plus 3%. This line was paid in full and retired on October 14, 1999.

5.    RESTRUCTURING EXPENSE

     On September 1, 1999, the Company provided a reserve for restructuring expenses of $729,000 for the planned closure of the Company's computer disk research facility in Fremont, California. This facility had been established to develop the finishing process for Boralyn(R) computer hard-drive disk substrates to demonstrate the feasibility of the Company's material in that application. Upon completion of the facility's planned activities, on September 30, 1999 the facility was closed. Due to the closure of this facility, a total of five employees (four production, one manager) are to be laid off and receive severance. Of these employees, three were laid off as of September 1, 1999 and the last production employee was laid off on November 5, 1999. The manager will remain to aid in the facility's closure, and the sale and removal of the remaining equipment. All equipment not being currently sold was removed from the facility by October 31, 1999. The Company expects to have completed the sale of equipment to be sold by December 31, 1999. At September 30, 1999, $669,000 of the restructuring expense reserve remained on the Company's balance sheet:

                                  Restructuring      Reduction      Remaining
                                   Reserve at           of          Reserves at
Components of Expense             Sept. 1, 1999       Reserve     Sept. 30, 1999
---------------------             -------------       -------     --------------

Loss on equipment to be sold      $ (605,000)              -      $ (605,000)
Employee severance                   (53,000)       $ 16,000         (37,000)
Remaining lease payments             (26,000)              -         (26,000)
Write-Off of leasehold
    improvements and other           (45,000)         44,000          (1,000)
                                  -----------       --------      -----------

                                  $ (729,000)       $ 60,000      $ (669,000)
                                  ===========       ========      ===========

The reserve includes provision for the remaining four months of the facility's lease term, severance payments, and a reserve for the expected losses on the sale of certain assets used in the production of disk substrates by the facility that are no longer to be used. No reserves were generated susequent to the commitment date of September 1,1999.

6.    INTEREST EXPENSE

      On August 2, 1999 the Company issued 149,213 shares of common stock to the holder of the exchangeable note under the anti-dilution provisions of the exchangeable note (the exchangeable note was issued on March 10, 1999 in connection with a $3.0 million financing to provide working capital). On September 15, 1999, the Company issued 38,352 shares of common stock to the same holder in lieu of a $90,000 cash semi-annual interest payment. The fair value of such stock issued was charged to interest expense on the date of issue at the closing price of the Company's common stock as quoted on the Nasdaq National Market for that date. The charges to interest expense were $466,000 and $113,000, respectively.

7.    NET LOSS PER SHARE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

      The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions and include, but are not limited to, statements concerning our projected revenue, the market acceptance of our products, the outcome of current evaluations of our products by potential customers, our ability to achieve manufacturing efficiencies, our ability to reduce our costs and expenses, our need for capital and ability to raise additional funding, the impact of the Year 2000 issue on our business and the cost of our Year 2000 compliance. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including without limitation the market acceptance of our product, our history of losses, our ability to manufacture products in sufficient quantities and quality for current and future applications, our ability to raise additional capital, the possible issuance of a large number of additional shares of common stock, fluctuation in operating results, our ability to successfully expand our sales and marketing staff and activities, and those other risks identified in the section of this Form 10-Q entitled "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC. Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The Company disclaims any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1998, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

OVERVIEW

      From the Company's inception in 1990 through the second quarter of 1998, the Company was engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). In the third quarter of 1998, the Company made the initial transition from prototype development to production. The Company's extrusion facility was completed in late 1998 and became fully operational in the first quarter of 1999. The Company's first major Boralyn production order was received from Transnuclear, a customer, in the fourth quarter of 1998 and was for use as shielding material in dry storage casks for spent nuclear fuel rods. Shipments began in the first quarter of 1999 and continued throughout the second and third quarters, with completion scheduled for the fourth quarter. The Boralyn shielding has been well received by Transnuclear and has generated a high level of interest in the Company's nuclear shielding for both the dry and wet storage markets. During the first quarter of 1999, the Company received initial orders for Boralyn for use in components for Formula

One race cars. The successful use of the Company's material led to a cooperation and development agreement being executed with Ferrari SpA during the second quarter of 1999. This agreement provides for the development of specialized custom Boralyn alloys for the production of components for Ferrari Formula One and GT cars. The work with Formula One teams has resulted in interest from several leading automotive companies. These companies have started testing Boralyn for use in engines and other automotive components for high-performance production automobiles. The Company has received its first major production order for extruded Boralyn to produce bicycle components in the sporting goods industry. The Company has also expanded its manufacture of non-Boralyn components for the aerospace industry to gain acceptance by the industry and to generate near-term revenues. Other application areas of Boralyn are in evaluation by different customers and trial orders have been executed. The Company is anticipating positive results from these evaluations with production orders to follow for 2000. While the Company expects to achieve increasing sales levels of Boralyn -based products in 2000, there can be no assurance that such increases will be achieved. The Company was unprofitable through September 30, 1999 and incurred a loss for the full year 1998 as a result of start-up costs and the ongoing costs of maintaining significant production capacity in anticipation of sales growth, and will incur additional losses thereafter.

RESULTS OF OPERATIONS

      For purposes of discussion, the results of operations for the three-month period ended September 30, 1999 are compared to the results of operations for the three-month period ended September 30, 1998 and the results of operations for the nine-month period ended September 30, 1999 are compared to the nine-month period ended September 30, 1998.

      Net Sales. Net sales for the third quarter of 1999 increased 20% to $721,000 from $602,000 in the third quarter of 1998. Net sales for the nine-month period ended September 30, 1999 increased 185% to $1,886,000 from $662,000 in the nine-month period ended September 30, 1998. The increase in sales from the comparable prior year quarter is not meaningful. The increase in sales for the nine months resulted from the Company's transition in the third quarter of 1998 from prototyping to production. Shipments in the third quarter of 1999 were primarily to companies in the nuclear, automotive and aerospace industries.

      Cost of Goods Sold. Cost of goods sold for the third quarter of 1999 increased 16% to $2,100,000 from $1,813,000 in the third quarter of 1998. Cost of goods sold for the nine-month period ended September 30, 1999 increased 63% to $6,076,000 from $3,724,000 in the nine-month period ended September 30, 1998. The absolute increase was attributable to the Company's transition from product development in the first half of 1998 to production in the third quarter of 1998. However, the total cost of goods sold as a percentage of sales for the third quarter decreased somewhat in comparison to the comparable prior year quarter. In absolute terms, the Company anticipates cost of goods sold will continue to increase as revenues rise. As a percentage of sales, the Company expects cost of good sold to decline as the manufacturing facilities are more fully utilized.

      General and Administrative Expenses. General and administrative expenses for the third quarter of 1999 decreased 30% to $474,000 from $679,000 in the third quarter of 1998. General and administrative expenses for the nine-month period ended September 30, 1999 decreased 18% to $1,921,000 from $2,347,000 in the nine-month period ended September 30, 1998. This continued decrease represents the Company's focus on reducing general and administrative expenses as a percent of sales. Overall, the general and administrative expense level incurred in the third quarter of 1999 should be maintained through the end of the year.

      Selling and Marketing Expenses. Selling and marketing expenses for the third quarter of 1999 decreased 35% to $213,000 from $328,000 in the third quarter of 1998. Selling and marketing expenses for the nine-month period ended September 30, 1999 decreased 15% to $788,000 from $927,000 in the nine-month period ended September 30, 1998. The Company expects sales and marketing spending in the fourth quarter of 1999 to remain relatively flat, but begin to increase in 2000, both in absolute terms and relative to sales.

      Research and Development Expenses. Research and development expenses for the third quarter of 1999 decreased 36% to $402,000 from $625,000 in the second quarter of 1998. Research and development expenses for the nine-month period ended September 30, 1999 decreased 54% to $1,198,000 from $2,578,000 in the nine-month period ended September 30, 1998. This decrease was primarily attributable to the Company's transition from a primary focus of product development to production in the third quarter of 1998. The Company still expects to continue investing in research and development for new Boralyn materials and improvements in existing materials and processes.

      Restructuring Expense. In September 1999, the Company established a reserve of $729,000 for closure of its computer disk research facility located in Fremont, California. No comparable action was taken in prior periods and no further such actions are planned.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had a working capital deficit of $2,087,000. In October 1999, the Company completed an equity offering of $7.3 million, net of expense. In August 1999 the Company issued 200,000 shares of its common stock, receiving $570,000, net of expenses. In March 1999, the Company completed an equity offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. In January 1999, the Company completed an equity offering of $1.45 million, net of expenses. The Company received $4.5 million, net of expenses, from its common stock rights offering completed in August 1998. Prior to August 1998, the Company funded its operations through proceeds from its initial public offering in October 1996 of $33.3 million, net of expenses, and through debt financing of $10.5 million, of which $6.5 million was completed in December 1997 and $4.0 million was completed in the second quarter of 1998. Cash balances in excess of those required to fund operations are invested in interest-bearing high quality short-term investment grade corporate and government securities in accordance with investment guidelines approved by the Company's Board of Directors.

     The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery, and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. In October, the Company received $7,300,000, net of expenses, from the sale of convertible preferred stock to a large investment fund. $1,000,000 of the proceeds was used to repay a bridge loan provided by the fund on September 29, 1999, in anticipation of the closing of the preferred stock sale. The proceeds of the bridge loan were used to reduce the Company's outstanding payables. On August 2, 1999, the Company raised $570,000, net of expenses, from an existing shareholder in a private placement of 200,000 shares of common stock at $3.00 per share. The Company is currently in negotiations with two non-bank financial institutions to provide accounts receivable and inventory working capital financing. The Company's ability to obtain future working capital financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 1999 and 2000 and completes its equity funding program, it believes that internally generated funds, cash on hand, and equipment, inventory and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. However, if the Company fails to complete its planned equity funding program, inadequate working capital to finance operations could result. If the Company fails to complete its planned inventory and accounts receivable financing, inadequate capital to execute its business plan may result. Also, if the Company fails to reach its planned revenue levels, additional funding may be required. It is possible that the Company may not be able to ever achieve a significant level of sales or profitability or that such additional funding would be available or available upon terms acceptable to the Company.

YEAR 2000 COMPLIANCE

The Company is currently evaluating our Year 2000 readiness, both in terms of the compliance of our internal information systems and compliance of applications which monitor all aspects of our business, including financial systems, manufacturing equipment, customer services, marketing information, infrastructure and telecommunications equipment. We have tested and evaluated our internal information systems and, based upon these tests, believe that they are substantially Year 2000 compliant. The Company is in the process of testing and evaluating the computerized elements of our manufacturing equipment and expects to complete this evaluation in sufficient time to make necessary upgrades, if any. At this point, based in part upon the timing of purchase of much of the Company's equipment, the Company believes that its manufacturing equipment will be Year 2000 compliant on a timely basis. The Company believes it has no exposure related to its products. The Company does not believe it is vulnerable to the failure of significant suppliers to address their own Year 2000 issues. It is possible that failure to fully address Year 2000 issues by large customers could result in the delay of orders that could cause significant business interruptions. Contingency plans are being developed to address any material consequences the Company could suffer if third parties are not Year 2000 compliant. However, the failure of other companies to adequately address their own Year 2000 issues could have a material adverse effect on the Company. The Company expects to complete its Year 2000 compliance efforts in 1999. We believe that the total estimated project cost is not material and includes the estimated costs and time associated with the impact of third party compliance. However, it is possible that the actual cost of compliance and the impact of Year 2000 issues could differ materially from those planned.

RISK FACTORS

      In future periods the Company's business, financial condition and results of operations may be affected in a material and adverse manner by many factors, including, but not limited to, the following:

WE HAVE YET TO GAIN MARKET ACCEPTANCE OF OUR MATERIALS IN COMMERCIAL QUANTITIES.

      Our materials have yet to attain significant commercial acceptance. Other materials, such as aluminum, and to a lesser extent titanium, magnesium and beryllium, have become the standard materials in the automotive and other target industries for our materials. Boral and borated stainless steel have been the standard materials in the nuclear industry. We may not be able to demonstrate the advantages of our materials over existing, more traditional materials, which could make it difficult for us to win substantial contracts in various industries. If we are not able to market our materials in commercial quantities, our business and results of operations will suffer dramatically. Initially, we directed our resources to the manufacture of final products, particularly golf club heads. We have recently changed our focus to marketing our advanced materials as raw materials to be used in products manufactured by others. The principal use of our materials for the nine months ended September 30, 1999 was for various applications in the nuclear and automobile industries, but our materials have not yet achieved market acceptance in these industries on a broad scale. We believe that our ability to achieve commercial acceptance of our materials will be largely dependent upon our pricing practices, our ability to manufacture and deliver materials on a timely basis, and our ability to demonstrate the advantages of our materials over competing materials. Because the application of our materials may entail long customer order-related sales cycles, can be affected by lengthy customer product design times and, in nuclear applications, certification requirements prior to production orders, we may not realize the benefits of our marketing and development costs, if at all, until subsequent periods. We must address each of these factors effectively in order to achieve market acceptance in commercial quantities of Boralyn or our other current or future materials.

WE HAVE A HISTORY OF LOSSES WHICH WE EXPECT WILL CONTINUE, AND WE MAY NOT BE ABLE TO ACHIEVE PROFITABILITY.

      We have had a limited operating history and generated revenues of only $364,000 in 1997, $1.3 million in 1998 and $1.9 million for the nine months ended September 30, 1999. We incurred net losses of $7.3 million in 1997, $12.1 million in 1998 and $10.7 million for the nine months ended September 30, 1999. We expect to continue to incur losses in 1999 and may never generate sufficient revenues to achieve profitability in the future. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Our prior inability to generate significant revenues and expected continued losses has raised substantial doubt about our ability to continue as a going concern. Our auditors have included a going concern modification in their report for the year ended December 31, 1998. We cannot assure you that steps taken by management will result in the removal of our auditor's going concern modification from any future reports.


OUR LIMITED MANUFACTURING HISTORY AND THE SIGNIFICANT MANUFACTURING RISKS ASSOCIATED WITH OUR PRODUCTION OF MATERIALS MAY MAKE IT DIFFICULT FOR US TO ESTABLISH OR MAINTAIN PROFITABLE MANUFACTURING OPERATIONS.

      Our limited experience in manufacturing our materials in commercial quantities has led to delays and resulted in increased costs that we have not been able to offset to date with significant sales. The manufacturing processes for Boralyn, for example, utilize high temperature and high pressure and may be subject to volatile chemical reactions. We initially experienced improper temperature settings, difficulties in dealing with inconsistent materials and problems establishing standard and repeatable manufacturing procedures. If we fail to effectively manage and maintain our manufacturing capabilities, our business will suffer and we may never generate significant revenues or achieve profitability. In addition, natural disasters such as earthquakes, which are characteristic of Southern California, the location of our manufacturing facilities, could result in the interruption of our manufacturing activities or could significantly impact our manufacturing operations or capacity. We currently do not maintain earthquake insurance and any significant earthquake could suspend our manufacturing capabilities. Our manufacturing operations currently use specially-designed equipment that, if damaged, inoperable or unavailable, could disrupt our manufacturing operations and may not be able to be repaired or replaced on a timely basis or at reasonable costs.

IF WE CANNOT RAISE ADDITIONAL CAPITAL, WE MAY NOT HAVE SUFFICIENT FUNDS TO FINANCE OUR CURRENT BUSINESS PLANS OVER THE NEXT TWELVE MONTHS.

      We had cash on hand of only $248,000 at September 30, 1999. While we raised approximately $7.8 million, net of expenses, in two private placements between August 1999 and October 1999, we may require additional funds to finance our operations for the next twelve months. We are currently in negotiations with two non-bank financial institutions to provide accounts receivable and inventory working capital financing and capital equipment financing. If we are unable to raise the additional equity, if required, or accounts receivable, inventory working capital and equipment financing, we may not be able to fully execute our business plan. Our ability to obtain debt financing will be dependent in part on the quality and amount of our revenues, trade receivables, inventory and unsecured capital equipment.

IF WE DO NOT INCREASE OUR PRODUCT SALES, WE MAY NOT BE ABLE TO OFFSET OUR SUBSTANTIAL LEASE COMMITMENTS AND SIGNIFICANT CAPITAL INVESTMENTS, WHICH COULD LEAD TO CONTINUED LOSSES.

      Unless and until we achieve a significant level of sales of our materials, we will have substantial production over-capacity and under-absorbed costs that will continue to cause us to incur substantial operating losses. In order to establish manufacturing capacity, we entered into long-term leases for our two facilities located in Irvine, California. The lease for our headquarters in Irvine, California, expires in 2008 and requires monthly lease payments of approximately $27,000. We also have a ten-year lease expiring in 2008 for our second Irvine facility, with monthly lease payments of $45,000. Through
September 30, 1999, we have invested more than $20 million to equip and implement our manufacturing operations in these facilities. If we fail to generate significant revenues from these manufacturing facilities, we will not be able to offset the costs of those facilities and our business and operating results will suffer.

WE MAY BE REQUIRED TO ISSUE A LARGE NUMBER OF ADDITIONAL SHARES OF COMMON STOCK UPON CONVERSION OF OUR PREFERRED STOCK, EXCHANGE OF OUR EXCHANGEABLE NOTE, AND UPON EXERCISE OF OUTSTANDING WARRANTS THAT WILL BE IMMEDIATELY AVAILABLE FOR RESALE. THESE SALES COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE SIGNIFICANTLY, EVEN IF OUR BUSINESS IS DOING WELL.

      Our Series A preferred stock, Series C preferred stock, exchangeable note and outstanding warrants are currently convertible and exchangeable for a large number of shares of our common stock. Beginning in January 2000, our Series A preferred stock will also be convertible into shares of our common stock. All of the holders of these securities have registration rights. A registration statement was filed to register (i) the common stock issuable upon exchange of the exchangeable note and exercise of related warrants; (ii) the common stock issuable upon the conversion of the Series A preferred stock and exercise of related warrants; (iii) the common stock issued and the common stock issuable as a result of the exercise of warrants sold to AMRO International, S.A.; (iv) the common stock issued upon conversion of our Series B preferred stock; (v) the common stock issuable upon the exercise of warrants issued to the Series B stockholders in March and October 1999; and (vi) the common stock issuable upon conversion of our Series C preferred stock and exercise of related warrants. As a result, upon registration, all of the shares of common stock issuable upon exchange or conversion of the preferred stock and the exchangeable note, and upon exercise of the related warrants, will be immediately available for resale and the increase in supply of our common stock could cause the price of our common stock to decline. The sale by these holders of a significant amount of common stock could also encourage short selling, which could cause our stock price to decline further. Furthermore, any negative impact to our stock price caused by these securities could impair our ability to raise additional equity capital, if required. Our Series A preferred stock, Series C preferred stock and exchangeable note are subject to price protection provisions that require us to reduce the conversion price for the securities and ultimately to issue additional shares of common stock to these holders without additional consideration if the Company issues additional shares of common stock at a price below their fixed conversion prices. In addition, we have also granted piggyback registration rights to register up to 211,000 shares of common stock issuable upon exercise of an outstanding warrant relating to our initial public offering in October 1996. Furthermore, 6,381,955 shares of our common stock outstanding at October 25, 1999 are immediately available for resale in the public market under Rule 144 or Rule 701 of the Securities Act of 1933, as amended.

      The following table sets forth the number of shares of our common stock that we have issued and the maximum number of shares of our common stock that we would be required to issue assuming that all of the following securities are immediately exchanged, converted or exercised for common stock:

                                                        NUMBER OF SHARES OF
                                         CONVERSION/    COMMON STOCK ISSUED      PERCENT OF
                                         EXCHANGE OR     AND ISSUABLE UPON      OUTSTANDING
       TYPE OF SECURITY                  ISSUE PRICE      FULL CONVERSION       COMMON STOCK
       ----------------                  -----------      ---------------       ------------
Series A preferred stock                    $2.00             750,000              3.8%

  Related warrants issued in           Not yet determined     120,000              0.6%
  January 1999

Common stock issued in                    $2.3925             626,960              3.2%
October 1999 to Series B
stockholders as a result of
conversion of the Series B
preferred stock

Warrants issued in March                    $3.82              65,000              0.3%
1999 to Series B stockholders

Warrants issued in October 1999             $3.25             150,000              0.8%

                                                      NUMBER OF SHARES OF
                                       CONVERSION/    COMMON STOCK ISSUED     PERCENT OF
                                       EXCHANGE OR     AND ISSUABLE UPON     OUTSTANDING
TYPE OF SECURITY                      ISSUE PRICE       FULL CONVERSION      COMMON STOCK
----------------                      -----------       ---------------      ------------
to Series B stockholders

Common stock issued in                   $  3.00            200,000              1.0%
August 1999 to AMRO
International, S.A

Warrants issued in August                $  3.50             50,000              0.3%
1999 to AMRO International,S.A

Exchangeable note                        $  2.00          1,500,000              7.7%

  Related warrants issued in             $3.0375            135,000              0.7%
  March 1999

  Related warrants issued in             $  3.00            300,000              1.5%
  October 1999

  Common stock issued in                 $  3.125            149,213              0.8%
  August 1999

  Common stock issued in                 $  2.938             38,352              0.2%
  September 1999 as interest
  payment

Series C preferred stock                 $  3.00          2,500,000             12.8%

  Related warrants issued in             $  3.00          1,875,000              9.6%
  October 1999

Total                                          `          8,459,525             43.2%


      Because we cannot determine the exact conversion price of the Series A preferred stock, the Series C preferred stock, the warrants and the exchangeable note due to the price protection provisions, we have made the following assumptions in computing the calculations in this table:

      o Because the conversion price for the Series A preferred stock and the exchangeable note cannot be less than $2.00 per share, the foregoing table reflects the maximum number of shares of common stock that we would be required to issue to these holders. We may, however, be required to issue additional shares of common stock to the holder of our exchangeable note in the event we do not pay the accrued interest or penalty, if any, on this note in cash.

      o The warrants associated with the Series A preferred stock (up to 120,000 shares) and their exercise price will be determined on January 8, 2000, based upon the average stock price for our common stock for the 25 consecutive trading days prior to January 8, 2000. Since, for purposes of the above table, we have assumed the maximum number of shares of common stock that could be issued under the warrants, the exercise price is not relevant.

      o Calculation of the number of shares of common stock issuable upon conversion of the Series C preferred stock (2,500,000) was based on its fixed conversion price of $3.00 per share. The actual number of shares may increase in the event of the occurrence of certain dilutive events relating to the issuance of common stock at prices lower than its fixed conversion price.

      o The percentage calculation has been derived using the total number of shares of our common stock outstanding as of October 25, 1999, plus the shares underlying the exchangeable, exercisable or convertible securities included in the above table (19,567,403 shares, of which 12,122,403 shares were issued and outstanding. Of the 12,122,403, 11,495,443 shares were issued and outstanding as of September 30, 1999 and 626,960 shares were issued as a result of the conversion of the Series B preferred stock in October 1999.)

WE EXPECT FLUCTUATIONS IN OUR OPERATING RESULTS TO CONTINUE, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

      Fluctuations caused by variations in quarterly operating results or our failure to meet market analysts' projections or public expectations could cause the market price of our common stock to decline and perhaps decline significantly. Due to the nature of our business, we may experience long customer order-related sales cycle times and are affected by lengthy customer design processes for new product introductions and market trends that may significantly limit our ability to forecast accurately our production schedules and short-term results of operations. We cannot predict our operating results due to the uncertainty of these factors and our limited operating history. Our operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in our materials, personnel and the size and actual delivery dates of orders for our materials. As a result, our operating results for any particular quarter should not be considered indicative of any future results and period-to-period comparisons of our operating results will not necessarily be meaningful.

IF WE LOSE ANY OF OUR KEY MANAGERS, OUR BUSINESS COULD BE SERIOUSLY HARMED.

      We rely on a relatively new management team and need additional personnel to expand our business. Our future success and profitability is substantially dependent upon the personal efforts and abilities of our key executives, Arne van Roon (our President and Chief Executive Officer who joined Alyn in April
1999), Robin A. Carden (our founder) and Richard L. Little (our Chief Financial Officer and Secretary). None of our key managers has a long-term employment agreement with Alyn, and accordingly, they may terminate their association with us with little or no notice. We also do not maintain key man life insurance on Messrs. van Roon or Little. If any of these individuals or any other key employees were to leave Alyn Corporation, their departure could significantly diminish our level of management, technical, marketing and sales expertise, and we would have the difficult task of finding and hiring replacements who have these skills. Furthermore, the departure of any of our manufacturing personnel may interrupt our manufacturing operations and lengthen the time necessary to deliver products to market.

      We believe that our future growth will be dependent in large part on our ability to attract and retain additional qualified management, technical, manufacturing, administrative and other personnel. Due to our location in Irvine, California and the nature of our business, we believe that we will experience significant competition for qualified personnel.

BECAUSE WE DEPEND ON A FEW SIGNIFICANT CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR REVENUES, THE LOSS OF A KEY CUSTOMER COULD SERIOUSLY HARM OUR OPERATING RESULTS.

      Since inception, we have derived a substantial portion of our revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations. Sales to our largest three customers for the nine months ended September 30, 1999 and their respective percentage of our net sales were as follows: Transnuclear (30%), Marvin Engineering (26%) and Parker Hannifin (8%). Sales to our largest three customers for the year ended December 31, 1998 and their respective percentage of net sales for that period were as follows: General Motors (22%), Taylor Made Golf (15%) and MacGregor Golf (12%). Sales to our largest three customers for the year ended December 31, 1997 and their respective percentage of net sales for that period were as follows:
Taylor Made Golf (47%), Defense Logistics Company (14%) and Mersey (12%). It is possible that one or more key customers could suffer business or financial setbacks resulting in the reduction or cancellation of product orders or our being unable to obtain payment from such customers at any time or from time to time. We expect that our key customers will continue to account for a substantial portion of our revenues for 1999 and in the future. Accordingly, our future operating results will continue to depend on the success of our largest customers and on our ability to sell products to these customers in significant quantities.

WE DEPEND ON TWO SUPPLIERS FOR ONE OF OUR PRINCIPAL RAW MATERIALS. ANY FAILURE TO OBTAIN THESE RAW MATERIALS COULD RESULT IN SIGNIFICANT DELAYS IN OUR ABILITY TO SHIP PRODUCT AND COULD ADVERSELY AFFECT OUR REVENUES AND OUR RELATIONSHIPS WITH OUR CUSTOMERS.

     We presently purchase one of our principal raw materials, boron carbide, primarily from two suppliers. We currently do not have any long-term supply agreements with either of these suppliers. Our business would be materially and adversely affected if we were unable to continue to purchase our required quantities of boron carbide at prices and on terms comparable to those presently available from our principal suppliers.

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

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR TRADEMARKS OR TRADE NAMES, WHICH COULD HARM OUR GOODWILL AND DILUTE OUR BRAND RECOGNITION.

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

WE FACE INTENSE COMPETITION IN THE ADVANCED MATERIALS MARKET FROM LESS EXPENSIVE MATERIALS AND FROM COMPETITORS WHO HAVE GREATER RESOURCES AND MANUFACTURING EXPERIENCE THAN WE HAVE.

      The advanced materials industry is highly competitive, and other materials such as specialized aluminum alloys, borated stainless steel for nuclear shielding applications, and to a much lesser extent, titanium, magnesium and beryllium, are readily available for similar applications generally at comparable or lower prices than our materials. We believe additional competitive pressures could require us to reduce our product prices to remain competitive, and accordingly, could adversely affect our results of operations.

      We compete in our target markets with several larger domestic and multinational companies, all of which are well established in their respective markets and have substantially more manufacturing experience and substantially greater financial and other resources than us. We compete with material producers, i.e. companies that produce and market a choice of materials for specific applications. In this area, the Company competes with: (i) titanium, supplied by companies such as RMI Titanium Company, Tremont Industries, Inc., and Titanium Metals Corporation of America (Timet); (ii) aluminum alloys, supplied by companies such as the Aluminum Corporation of America (Alcoa), Reynolds Metals Co., and Oregon Metallurgical Corporation; and (iii) other metal matrix composites, such as those supplied by Duralcan Inc. For nuclear containment, current storage containers often use Boral(R), a boron carbide and aluminum material supplied by AAR Brook & Perkins and borated aluminum supplied by Eagle Pitcher. Certain of our competitors who provide competing materials for the nuclear industry have already obtained quality certification (similar to ISO certification) from the Nuclear Regulatory Commission, which can enable them to qualify for certain nuclear projects much quicker and cheaper than we can. We are in the process of applying for the quality certification, but we cannot be sure that we will ever be able to obtain this certification.

THE PRINCIPAL APPLICATIONS FOR OUR MATERIALS COULD SUBJECT US TO SIGNIFICANT PRODUCT LIABILITY ACTIONS, IN EXCESS OF OUR INSURANCE COVERAGE LIMITS.

      The principal uses of our materials currently include automotive applications, including engines and structural members, as well as application for use in products used to store nuclear waste. Both the automotive and nuclear industries involve significant risks of personal injury and have historically been the subject of many product liability actions. We cannot be sure that our liability insurance will be sufficient to adequately cover any potential claims, or that this insurance will continue to be available on acceptable terms in the future.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ NATIONAL MARKET, OUR COMMON STOCK WILL BECOME LESS EASILY TRADABLE AND OUR STOCK PRICE COULD DECLINE.

      Holders of our common stock currently enjoy the substantial benefit of being able to easily buy or sell our common stock because our common stock is listed on the Nasdaq National Market. For continued listing of our common stock on the Nasdaq National Market, we must, among other things, maintain a minimum bid price of at least $1.00 per share. In February 1998, our stock price declined to $1.50 per share. If our stock price declines or if we continue to experience losses from our operations, we may not be able to maintain the standards for continued listing on the Nasdaq National Market. In the event our common stock is removed from the Nasdaq National Market, any trading in our common stock might then be conducted on the Nasdaq Small Cap Market, which is a significantly less active market than the Nasdaq National Market. As a result, you could find it more difficult to dispose of our common stock. Furthermore, if we did not qualify for listing on the Nasdaq SmallCap Market or if our common stock was subsequently delisted from the Nasdaq SmallCap Market, our common stock could be subject to what are known as the "penny stock" rules, which place additional requirements on broker-dealers who sell or make a market in such securities. Consequently, if we fail to qualify for listing on, or if we were removed from, the Nasdaq SmallCap Market, the ability or willingness of broker-dealers to sell or make a market in our common stock could decline. Also, the terms of our Series B and Series C preferred stock purchase agreements and our exchangeable note, require that we maintain a listing of our common stock with Nasdaq or other nationally recognized market. Failure to do so could result in unspecified consequences.

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

      We are currently evaluating our Year 2000 readiness, both in terms of the compliance of our internal information systems and compliance of applications which monitor all aspects of our business, including financial systems, manufacturing equipment, customer services, marketing information, infrastructure and telecommunications equipment. While we believe our internal information systems will adequately function in the Year 2000, we cannot be sure of the effect of the Year 2000 issue until the Year 2000 arrives. We are in the process of testing and evaluating the computerized elements of our manufacturing equipment and expect to complete this evaluation in sufficient time to make necessary upgrades, but we may not be able to complete these upgrades in a timely manner or at reasonable costs. We also may not be able to anticipate the extent of the Year 2000 impact until the Year 2000 arrives due to the interaction between our own systems and products and the systems and products of third parties. We believe our greatest exposure to Year 2000 risks relates to the readiness of our third party suppliers who provide us with raw materials, our customers who incorporate our products into their own products and other parties who provide services for us. Any failure of these third parties to resolve their own Year 2000 issues in a timely manner could cause a material disruption in our business. We believe the worst case scenario of the Year 2000 impact on our business would be a decline in our sales due to our customers inability to order or purchase products and our inability to interact with our suppliers and other third party providers. While we do plan to increase our stock of certain production materials and supplies in the fourth quarter of 1999, we do not plan to develop any contingency plans to address any material consequences that we could suffer if we are not able to resolve our Year 2000 issues or those issues faced by the key third parties with whom we regularly interact. We also cannot be sure that our present estimates of the cost to remedy the Year 2000 problem are not understated.

OUR PRINCIPAL STOCKHOLDERS CONTROL ALYN CORPORATION AND COULD PREVENT A CHANGE IN CONTROL OR FINANCING THAT MIGHT OTHERWISE BE IN THE BEST INTERESTS OF THE STOCKHOLDERS.

      As of October 25, 1999, Kingdon Capital Management Corp. and its affiliates, Robin A. Carden and Harry Edelson beneficially owned an aggregate of 52.6% of our outstanding common stock. In addition, in October 1999, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Discovery Offshore Fund III, L.P. purchased the Series C Convertible Preferred Stock, which is convertible into 2,500,000 shares of common stock. Under the terms of the related purchase agreements, they have the right to vote the 2,500,000 shares as if they were issued and outstanding at the time of such stockholder vote. At such time, our principal stockholders would vote 60.7% of the shares then available to vote. Accordingly, these stockholders have the ability to elect a majority of our directors and to control the outcome of all other issues submitted to our stockholders. The holders of the Series C preferred stock have significant influence on key decisions of the company and have exercised their rights under the Series C purchase agreements to appoint two members to our Board of Directors. In October 1999, Mr. Robert Burr and Mr. David Edwards were appointed to the Board of Directors, and Mr. Burr was subsequently elected its chairman.

The terms of our Series A preferred stock and Series C preferred stock also prohibit us from amending our charter documents, liquidating, merging, selling substantially all of our assets, or issuing additional securities without the consent of these stockholders. As a result, this concentration of ownership and our contractual consent rights may discourage a potential acquirer from making an offer to buy Alyn Corporation or may prohibit us from completing a major corporate transaction or raising additional capital, which might otherwise be in the best interest of our stockholders.

      In addition, the following provisions of our exchangeable note could also discourage some potential purchasers from acquiring Alyn Corporation or make an asset sale more difficult and expensive:

            o the requirement that upon a change of control, we must offer to buy the exchangeable note at the greater of 135% of the principal plus accrued and unpaid interest and penalties or the product of the number of shares into which the exchangeable note can be exchanged and the market price on the applicable date; and

            o  the  prohibition   against   selling  or   transferring   all  or
      substantially all of our assets unless we have their approval.

      We have also agreed to grant the holders of our Series A preferred stock a right of first refusal and our Series C preferred stock, and the exchangeable note a right of first offer with respect to certain issuances of equity or debt securities, and we are prohibited from obtaining additional senior indebtedness for borrowed money beyond defined limits without the written consent of the holder of the exchangeable note, unless the indebtedness junior to the exchangeable note or that the borrowed money is for equipment financing or customary working capital lines of credit.

OUR STOCK PRICE HAS BEEN, AND MAY CONTINUE TO BE VOLATILE.

      Trading volume and prices for our common stock could be subject to wide fluctuations in response to quarterly variations in our operations and results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by us. Since January 1, 1998, the price of our common stock has declined from a high of $10 in February 1998 to $1.50 in February 1999 and to $3.375 on September 23, 1999. The factors causing these variations include the low average daily trading volume of our common stock, the sale or attempted sale of a relatively large amount of securities in the public market, the registration for resale of any shares of common stock, the antidilution provisions in our preferred stock, exchangeable note and warrants, manufacturing and product development delays and our earnings to date. The market price of our common stock could also be influenced by developments or matters not related to our performance, such as the general volatility of the stock market.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On August 2, 1999 the Company issued 200,000 shares of its common stock for cash at $3.00 per share - the use of proceeds was for general working capital.

      On August 2, 1999 the Company issued 149,113 shares of its common stock to the holder of the Company's exchangeable note as an anti-dilution penalty. The penalty resulted from the issuance of the 200,000 shares of common stock identified above at a price below the applicable exchange price of the exchangeable note.

      On September 15, 1999 the Company issued 38,352 shares of its common stock to the holder of the Company's exchangeable note in lieu of the semi-annual interest payment due under the note.

      On October 8, 1999 the Company issued 75,000 shares of Series Cconvertible preferred stock for approximately $7,300,000 net of expenses - the use of proceeds was for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. The following exhibit is filed as part of this report:

            EXHIBIT
            NO.                     DESCRIPTION
            ---                     -----------
            27.1                    Financial Data Schedule

            (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALYN CORPORATION
                                          (Registrant)






                                          By: /s/  Arne van Roon
                                              ----------------------------
                                              Arne van Roon
                                              President and
                                              Chief Executive Officer






                                         By: /s/  Richard L. Little
                                             ------------------------------
                                             Richard L. Little
                                             Vice President, Finance
                                             and Administration
                                             and Chief Accounting and
                                             Financial Officer



Dated:  November 15, 1999