Form 10-Q/A
period 1999-09-30
ALYN CORP
filed 1999-12-15
CIK 1015298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

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
                                          ==================  ==================

SEE NOTES TO CONDENSED FINANCIAL STATEMENTS


                                                          ALYN CORPORATION
                                                  CONDENSED STATEMENT OF OPERATIONS
                                                             (Unaudited)
                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                       1999          1998                  1999           1998
                                                   ----------------------------      ------------------------------

Net sales                                               $ 721,000      $ 602,000         $ 1,886,000     $ 662,000

Costs and expenses:
      Cost of goods sold                                2,100,000      1,813,000           6,076,000      3,770,000
      General and administrative expenses                 474,000        679,000           1,921,000      2,300,000
      Selling and marketing                               213,000        328,000             788,000        928,000
      Research and development                            402,000        625,000           1,198,000      2,578,000
      Restructuring expense (see Note 5)                  729,000              -             729,000              -
                                                   -----------------------------    --------------------------------
          Total costs and expenses                      3,918,000      3,445,000         10,712,000       9,576,000

          Operating loss                              (3,197,000)    (2,843,000)         (8,826,000)     (8,914,000)

Interest expense and other expense, net (see Note 6)    (918,000)      (170,000)         (1,494,000)       (354,000)
                                                   -----------------------------    --------------------------------

Loss before provision for income taxes                (4,115,000)    (3,013,000)        (10,320,000)     (9,268,000)

Provision for income taxes                                      -              -             (1,000)         (1,000)
                                                   -----------------------------    --------------------------------

Net loss                                              (4,115,000)    (3,013,000)        (10,321,000)     (9,269,000)

Deductions for preferred stock dividends (see Note 7)    (85,000)              -           (374,000)               -
                                                   -----------------------------    --------------------------------

Net loss attributable to                             ($4,200,000)   ($3,013,000)       ($10,695,000)    ($9,269,000)
      common stockholders                          =============================    ================================

Basic and diluted net loss per share                      ($0.37)        ($0.28)             ($0.96)         ($0.86)
                                                   =============================    ================================


Common shares used in computing
      basic and diluted net loss per share             11,353,437     10,869,293          11,189,731     10,789,764

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

      The following discussion and other sections of this Form 10-Q/A may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. The forward-looking statements within this Form 10-Q/A are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions and include, but are not limited to, statements concerning our projected revenue, the market acceptance of our products, the outcome of current evaluations of our products by potential customers, our ability to achieve manufacturing efficiencies, our ability to reduce our costs and expenses, our need for capital and ability to raise additional funding, the impact of the Year 2000 issue on our business and the cost of our Year 2000 compliance. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to significant risks and uncertainties, including without limitation the market acceptance of our product, our history of losses, our ability to manufacture products in sufficient quantities and quality for current and future applications, our ability to raise additional capital, the possible issuance of a large number of additional shares of common stock, fluctuation in operating results, our ability to successfully expand our sales and marketing staff and activities, and those other risks identified in the section of this Form 10-Q/A entitled "Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the SEC. Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The Company disclaims any obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q/A is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K for the year ended December 31, 1998, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

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



Dated:  December 15, 1999