Form 10-K
period 1999-12-31
ALYN CORP
filed 2000-04-14
CIK 1015298

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 14, 2000

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

                   For the fiscal year ended December 31, 1999
                        Commission file number 000-21153.

                                ALYN CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

                    DELAWARE                                 33-0709359
                    --------                                 ----------
         (State or other jurisdiction of                    (IRS Employer
         incorporation or organization)                  Identification No.)


                   16761 Hale Avenue, Irvine, California 92606
                   -------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (949) 475-1525
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

      The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of February 14, 2000 was $20,456,555 based on the closing price of $1.6875 on that date.

      As of February 14, 2000, the aggregate number of outstanding shares of common stock of the registrant was 12,122,403.

Stock registrar - Chase Mellon Shareholder Services (213) 553-9723. www.chasemellon.com

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Section 1.02

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER
THE SECURITIES LITIGATION REFORM ACT OF 1995                                1


PART I.                                                                     1
1.    BUSINESS                                                              1
2.    PROPERTIES                                                           15
3.    LEGAL PROCEEDINGS                                                    15
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15

PART II.                                                                   16
5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                    16
            STOCKHOLDER MATTERS
6.    SELECTED FINANCIAL DATA                                              17
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION                                       18
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          20
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                            20

PART III.                                                                  21
10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   20
11.   EXECUTIVE COMPENSATION                                               23
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                     24
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       24

PART IV.                                                                   25
14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K                                                    25



SIGNATURES                                                                 S-1

            Boralyn(R) is a registered trademark of Alyn Corporation

                                     PART I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negatives thereof or variations thereon or similar terminology. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results or outcomes to be materially different from those anticipated and discussed herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by factors beyond the Company's control. Important factors that the Company believes might cause such differences are discussed in the cautionary statements accompanying the forward-looking statements and in the risk factors detailed in this Annual Report on Form 10-K. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Annual Report on Form 10-K. The Company is under no duty to update any of the forward-looking statements contained in this Annual Report on Form 10-K to conform these statements to actual results.

ITEM 1.     BUSINESS

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

DEVELOPMENT OF THE COMPANY'S BUSINESS

      Alyn Corporation provides customized metal matrix composite (MMC) technology to meet the specific product needs of its customers in consumer and industrial markets. Alyn engages in joint development projects with some of its customers in selected large markets where the design and production of MMC-based products provide customers with opportunities to add new technology and product design.

      In January 1996, the Company obtained its initial patent for the application of a ceramic material in combination with a light metal or its alloys. The ceramics include boron carbide, silicon carbide or aluminum oxide and the metals include aluminum, titanium and magnesium, all sold under the Boralyn brand name.

      Since its initial public offering in October 1996, the Company has focused on the design and installation of significant manufacturing assets to meet anticipated production requirements in its targeted markets. Alyn now has two production facilities in Irvine, California, a 35,000 square foot facility at its Hale Avenue location, and an 84,000 square foot facility at its Von Karman location. Manufacturing activities are material MMC production, extrusion and precision pressure casting. Boralyn ingot and billet production capabilities are scalable as sales levels increase.

      The Company targets markets which are suited to capitalize on premium-priced Boralyn for product breakthroughs in selected markets such as:
(i) sporting goods equipment; (ii) nuclear containment for spent fuel storage casks; (iii) automotive components; and (iv) aerospace components.

      The Company has developed what it believes to be superior manufacturing processes, which benefit from the characteristics of Boralyn. The Company was issued a U.S. patent for its soluble core method of manufacturing MMC die-cast metal structures, which allows for forming complex hollow chambers and passages, often within a one-piece structure, without the need for welding together separate components or other secondary manufacturing processes. The Company has filed numerous patent applications pertaining to materials, processes and applications, of which twelve U.S. patents have been awarded to date. Application patents have been awarded for the use of Boralyn for nuclear containment.

COMPANY STRATEGY

      Alyn's objectives are to become a leader in providing advance engineered materials to meet customers' product needs and to establish market share and brand awareness for Boralyn in markets where value-added premiums may be obtained. The Company intends to achieve these objectives by: (i) focusing on customer markets with high value-added needs; (ii) partnering with customers to develop engineered solutions to their specific product needs; (iii) capitalizing on its existing proprietary technology and patented processes for producing MMCs; (iv) ensuring effective execution through target market teams and individual product teams; and (vi) providing a high level of customer satisfaction.

      Focusing on High Value-Added or Volume Markets. The Company is initially focusing its sales and development efforts on four markets, which have significant needs in areas where the Company's materials and processes should offer great value. These markets are sporting goods, nuclear containment, automotive and aerospace.

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

      Manufacturing Customer Products. The Company changed its strategic direction as announced in August 1999 by focusing its manufacturing and sales efforts on providing customers with metal matrix composite materials. The major exception to this strategy is for the production of products for the nuclear industry where finished products are being offered.

      Providing Customer Satisfaction. The Company believes that by providing superior customer satisfaction, it can maintain a preferred position in developing long-term relationships with its customers, which can be expanded into broader roles within their respective companies and industries.

CHARACTERISTICS OF BORALYN

      Boralyn is the Company's initial commercially available metal matrix composite material, composed principally of aluminum alloy, boron carbide and other metal ceramic combinations which have followed. The Company believes that in target markets Boralyn compares favorably to other materials with which it will compete with respect to weight (density), specific strength, specific stiffness, resistance to wear, fatigue and corrosion resistance and vibration and resonance.

      Broad Range of Available Grades. Boralyn is available in various grades depending principally on the choice of aluminum alloy and the percent of ceramics. A specific grade can be matched to a specific application where a specific property or properties are to be highlighted. For example, in aerospace applications, where thermal expansion is a problem due to the extremes of the environment, the percentage of ceramics can be increased to lower the thermal expansion. As another example, for better wearability, the percentage of boron carbide can be increased to create harder surfaces.

      Specific Strength/Specific Stiffness. The specific strength range of Boralyn, which is variable dependent on the grade of Boralyn being produced, is substantially higher than that of aluminum and higher than that of many specialty steels and titanium. Boralyn has greater specific stiffness compared to titanium alloy, aluminum alloy and specialty steel. For many applications, less Boralyn is required to provide necessary strength and stiffness, and, thus, reduces the overall product weight. Conversely, for the same weight, Boralyn can provide significantly more strength and stiffness than other competing materials.

      Resistance to Wear. Boralyn provides greater wear resistance than aluminum or steel due to the extreme hardness of the ceramics used.

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

      Radiation Containment. Materials traditionally used for neutron absorption in spent fuel rod storage require a separate neutron-absorbing material, such as boron carbide, encased in layers of metallic alloy, such as aluminum, in order to provide stiffness and structural integrity. This material is then placed inside the actual storage container. The Company believes competing materials require additional material to compensate for irregular size and distribution of neutron-absorbing particles to achieve adequate levels of absorption. Accordingly, Boralyn can produce the same neutron-absorbing results as competing materials, but with less Boralyn, thereby reducing the weight and cost of the structure. The initial opportunity in this market is for containment material to be used in conjunction with current and new designs of spent fuel dry storage casks and "wet storage" in the cooling pools. Because of the structural properties of Boralyn, the Company believes Boralyn could also be used in the future to provide more of the actual structural containers as well as the internal absorption material. The potential market for nuclear containment is substantial and is expected to increase due to the growing volume of spent nuclear fuel requiring storage.

      The Company received its first prototype order for neutron containment for spent fuel cask components in April 1998 from Transnuclear, the U.S. subsidiary of a France-based leader in this field. The prototype order was shipped in June 1998. The initial production order for $1 million was received in December 1998. Production shipments began in March 1999 and was completed in December 1999. Advanced discussions are underway with other companies for prototype orders of Boralyn for use in both wet and dry spent fuel storage applications.

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

      The Company has been qualified as an approved vendor by several major prime contractors to the industry and has received production orders for "hard-alloy" aluminum components. Applications produced include gantry rails for missiles on F-16 fighters, "U" channels for housing hydraulic systems in wing assemblies, helicopter seat ejection rails and forged hydraulic valve bodies. The Company has begun customer discussions to convert single product customers to multiple product customers. Broad manufacturing acceptance requires the aerospace equivalent of ISO 9002 qualification, which the Company plans to complete in the second or third quarter of 2000.

      Automotive. The automotive (including trucks) market is a large market where the properties of Boralyn and the Company's proprietary manufacturing processes can be used to deliver value-added benefits in many component applications. The automotive industry is particularly focused on fuel economy (weight and design), performance (weight, strength and stiffness) and cost savings (manufacturing processes). The truck market is also heavily focused on durability, due to the long useful lives required of truck fleets. Alyn has established a group of customers in Formula 1 racing, which includes Ferrari, and is working on projects with a number of manufacturers of production vehicles and motorcycles.

      The Company received a production order for engine cradles for General Motors' EV-1 electric vehicle, which represented the Company's first order from the automotive industry. Initial production began in July 1998, but has been significantly limited due to the replacement of the EV-1 by the NGV (Next Generation Vehicle). The Company received the initial prototype order for 12 different suspension components of the NGV. Shipments of the prototypes began the first quarter of 1999. Other components currently being quoted include clutch components, transmission pumps and engine components such as cylinder liners, pistons, and camshafts. Acceptance by the automotive industry requires the company obtaining QS9000 certification which it plans to complete in the third or fourth quarter of fiscal year 2000.

      Consumer, Industrial and Other. The Company's capability to tailor Boralyn's properties to meet specialized product design requirements, the breadth of its manufacturing capabilities, and the marketing opportunity for customers to market their products using the Boralyn name provide the basis for the Company's marketing efforts in this general product category. The Company believes that the areas of specific opportunity include those where weight, high strength-to-weight ratios and wear or impact resistance are important product requirements. Applications include robotic arms, computers, cell phone casings, wear products and wheelchairs.

      Sporting Goods. Markets include bicycles, golf products and other sporting goods equipment. Constant performance improvement enables the Company's Boralyn product to provide the strength and lightweight characteristics being pursued by the industry.

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

      The second method of manufacturing utilizes a molten process by which ceramics powder is added into the molten base alloy and then formed and cooled to create ingots for casting. These ingots are subsequently remelted and cast into finished shapes. The Company also uses a proprietary process for forming complex, hollow chambers and passages, often within a one-piece structure, thereby eliminating the need for welding together of separate components or other secondary manufacturing processes. This process is called AlynCore.

      As of December 31, 1999 the Company had a backlog of approximately $1.8 million in customer orders scheduled for production and shipment primarily in the second and third quarters of 2000.

      The Company occupies two leased facilities located in Irvine, California. One facility totaling 84,000 square feet is dedicated to extrusion and the forging of extruded material, where required. This facility houses the Company's 4,000-ton extrusion press and previously installed 725-ton extrusion press. The Company's other facility is where they have their principal executive offices, as well as its Precision Pressure Casting operations. This 48,000 square foot facility has approximately 16,000 square feet dedicated to casting, with approximately 10,000 square feet remaining available for near term expansion. Included in this facility is the Company's 900-ton pressure casting machine, which is used for large parts.

      The Company maintains a strict internal quality control system to monitor the quality of production at its facilities. Alyn's quality control laboratory is capable of conducting both physical and chemical testing. The Company is in the process of preparing for ISO 9002 certification with the pre-assessment audit scheduled for April 2000. Other certifications planned during 2000 include QS9000 and 10CFR50, Appendix B. The Company also monitors the quality of processes that are completed by subcontractors through frequent tests and material certification. The Company maintains product liability insurance at levels it believes to be adequate.

      Raw materials used by Alyn are principally aluminum and ceramics. The Company is not dependent on the availability of supplies from any single source.

TECHNOLOGY DEVELOPMENT AND QUALITY ASSURANCE

The Company continuously engages in the development of new materials and improvements to its existing formulations and maintains laboratory facilities for these purposes in Irvine, California, as well as uses a network of outside independent test laboratories. The Company's technology development and quality assurance area currently has 7 employees and 1 consultant. Its efforts focus on producing MMCs for various cast, forged and extruded Boralyn applications and on tooling and methods of production.

      It is expected that formulations and techniques will continue to be developed and refined by the Company through empirical tests and prototype development. The Company expects that it will continue to devote substantial available resources to quality assurance and technology development efforts.

PATENTS

      The Company believes that protection of its proprietary technology and "know-how" is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all employees, as well as, by limiting the availability of certain critical information to a small number of key employees.

      The Company intends to pursue a vigorous patent application program in the United States and abroad. The Company has been issued twelve United States patents to date. The Company believes the initial patent issued (United States Patent No. 5,486,223, originally issued to Robin A. Carden in January 1996, expiring in January 2014), provides protection for its proprietary Boralyn technology and contains claims that cover the use of Boralyn in a wide range of markets targeted by the Company.

    The following table summarizes the patents issued to the Company to date:


                       Patents Issued to Alyn Corporation


   Title                      Patent No.    Issue Date      Description
   -----                      ----------    ----------      -----------

1.  Metal Matrix Composite    5,486,223      1/23/96         Methods and processes for
    and Method of                                            making Boralyn
    Manufacture Thereof

2.  Improved Metal Matrix     5,613,189      3/18/97         Divisional (extension) of
    Compositions and Method                                  5,486,223
    of Manufacture Thereof

3.  Metal Matrix              5,669,059      9/16/97         Divisional (extension) of
    Composites and Methods of                                5,486,223
    Manufacture Thereof

4.  Metal Matrix              5,700,962     12/23/97         Use of boron carbide metal
    Compositions for Nuclear                                 matrix composites for
    Shielding Applications                                   neutron shielding

5.  Metal Matrix              5,712,014      1/27/98         Use of boron carbide metal
    Composition for                                          matrix composites for
    Substrates Used to make                                  hard-disk substrates
    Magnetic Disks for Hard
    Drives

6.  Fabrication Methods       5,722,033      2/24/98         Extrusion and casting
    for Metal                                                composite techniques for
                                                             boron carbide metal matrix
                                                             composites

7.  Soluble Core Method of    5,803,151       9/8/98         Soluble core casting;
    Manufacturing Metal                                      homogenize mix of salt and
    and/or Metal Matrix                                      ceramic
    Composites

8.  Process and Apparatus     5,865,238       2/2/99         "Lock and Load" A1 alloy
    for Die Casting of Metal                                 with variety of ceramics
    Matrix Composite
    Materials from a
    Self-Supporting Billet

9.  Metal matrix              5,895,696      4/20/99         A rigid disk substrate for a
    compositions for                                         magnetic recording disk is
    substrates used to make                                  formed of a metal-clad
    magnetic disks for hard                                  ceramic-metal matrix
    disk drives                                              composite sandwich structure

10. Soluble Core for          5,921,312      7/13/99         An improved soluble core for
    Casting                                                  die casting metals or metal
                                                             matrix composites

11. Ceramic-Metal Matrix      5,948,495       9/7/99         A rigid disk substrate for a
    Composites for Magnetic                                  magnetic recording disk is
    Disk Substrates for Hard                                 formed of a ceramic-metal
    Disk Drives                                              matrix composite

12. Metal Matrix Composite    5,980,602      11/9/99         An improved metal matrix composite
                                                             utilizes boron carbide as a
                                                             ceramic additive to a base
                                                             material metal



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

PERSONNEL

      The Company employed or contracted as consultants 52 persons as of December 31, 1999, including 3 Company executives, 10 technology development and quality assurance personnel, 29 manufacturing personnel, 4 in finance and administration and 6 persons engaged in sales and marketing activities. In April 1999, the Company hired a new president and chief executive officer. The Company's Founder and former president and chief executive officer remains with the Company on a consulting basis focusing primarily on sales and technology development. None of the Company's employees is a member of a labor union.

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

WE HAVE A LIMITED OPERATING HISTORY, LIMITED REVENUES AND PRIOR LOSSES

      We commenced our materials development activities in 1990. However, we only completed our manufacturing facilities in 1998 and therefore have a very limited operating history. Our limited operating history has resulted in extremely limited revenues through 1999, with total revenues of $2.2 million in 1999, $1.3 million in 1998, $364,000 in 1997 and $194,000 in 1996. Due to these limited revenues and our extensive materials and facilities development activities, we had net losses attributable to common stockholders of $16.3 million, $12.1 million, $7.3 million and $2.3 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively.

OUR FUTURE OPERATING RESULTS WILL FLUCTUATE SIGNIFICANTLY

      We have experienced, and will likely continue to experience, long sales cycle times, lengthy customer design processes for new product introductions, and market trends that may significantly limit management's ability to forecast accurately time-to-market schedules or short-term results of operations. We cannot predict our operating results due to the uncertainty of these factors and our limited operating history. Our operating results may vary significantly from quarter to quarter, in part because of the costs associated with changes in our products and personnel and the size and actual delivery dates of orders for our products. As a result, our operating results for any particular quarter should not be considered indicative of any future results and period-to-period comparisons of our operating results will not necessarily be meaningful. Fluctuations caused by variations in quarterly operating results or our failure to meet market analysts' projections or public expectations could cause the market price of our common stock to decline.

     We must achieve significant product sales to offset substantial lease and capital commitments we made to establish production capability.

      We have entered into long-term leases for our two facilities located in Irvine, California. For our main facility, we have entered into a lease that expires in 2008 with a five-year option. We also have a ten-year lease expiring in 2008 for our second Irvine facility. We have committed substantial capital to provide both facilities with significant production capability. Unless and until we achieve a significant level of sales of our Boralyn-based products, we will have substantial production over-capacity and under-absorbed costs that would cause us to incur higher than normal operating losses.

WE HAVE LIMITED MANUFACTURING HISTORY AND A HIGH LEVEL OF MANUFACTURING RISKS

      Our limited operating history has resulted in limited experience in manufacturing our products in commercial quantities. While we have made substantial lease and capital commitments to support our manufacturing capabilities, we cannot be sure that we will fully utilize our capacity or that our facilities will be adequate for all of our future fabrication requirements. In addition, the manufacture of our products presents several potential hazards. For example, the manufacturing processes for Boralyn utilize high temperature and high pressure and may be subject to volatile chemical reactions. In addition, a mechanical or human failure or natural disasters such as earthquakes, characteristic of Southern California, could result in interruption of our manufacturing activities or significantly impact our manufacturing capacity. Moreover, our manufacturing operations will use certain equipment that, if damaged, inoperable or unavailable, could disrupt our manufacturing operations. To address these risks, we have obtained business interruption insurance with coverage for lost profits and out-of-pocket expenses of up to $2.8 million per occurrence. In addition, we maintain other property and casualty coverage. Despite our efforts to minimize and insure against our manufacturing risks, any extended interruption of our manufacturing operations would have a material adverse effect on our business, operating results and financial condition.

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

WE MAY BE UNABLE TO OBTAIN THE ADDITIONAL CAPITAL REQUIRED TO GROW OUR BUSINESS AND CONTINUE AS A GOING CONCERN

      Our ability to grow our business and continue as a going concern is highly dependent upon our ability to generate capital from our operations and to raise needed debt or equity financing. If we can achieve our operating plan for 2000, we believe that our cash on hand (including the debt and equity investment capital we plan to raise in the second quarter of 2000), plus the capital generated from our internal operations, and the equipment and accounts receivable financing we have in place will satisfy our anticipated capital needs for the next 12 months. However, if we fail to reach our planned revenue objectives, we may have inadequate working capital. Our ability to obtain future working capital debt financing will be dependent in part on the quality and amount of our trade receivables, inventory and unsecured capital equipment. If we are unable to receive adequate debt financing, we may have to seek additional equity financing which may not be available on favorable terms, if at all. Our ability to achieve future liquidity and capital funding requirements through our operations will depend on numerous factors, including:

      o     results of marketing our metal matrix composite capabilities;

      o     market acceptance of our products;

      o the timing of production orders and our ability to deliver products on a timely basis;

      o     our costs of sales and timing of growth in sales; and

      o our ability to effectively manage our marketing and manufacturing activities against our operating plan.


WE DEPEND ON OUR KEY PERSONNEL AND MANAGEMENT TEAM

      Our future success and profitability is substantially dependent upon the performance of our executives, Arne Van Roon (our President and Chief Executive Officer), Ray E. Brooks (our Chief Financial Officer and Secretary) and Maurizio Tosca (our Vice President, Operations). We seek to retain our key personnel with competitive compensation and each of our senior executives has a substantial potential equity interest in the form of stock options. However, a departure by any of these individuals or any other key employees could significantly diminish our level of management, technical, marketing and sales expertise and we would have the difficult task of finding and hiring replacements who have these skills. We do not maintain key-man life insurance policies on either Messrs. Van Roon, Brooks or Tosca. Our future growth will be dependent upon our ability to attract and retain additional qualified management, technical, scientific, administrative and other personnel. Due to our location in Irvine, California and the nature of our business, we believe we will experience significant competition for qualified management, supervisory, engineering and other personnel.

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

WE CURRENTLY DEPEND ON A LIMITED NUMBER OF CUSTOMERS

      Due to the early stage nature of our business, we currently have only a limited number of customers, several of whom may be material to our near-term results of operations. Even after we mature, however, certain customers may be material to our business, operations and future prospects. We cannot be sure that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or our being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers, or our failure to successfully market our products to new customers, could have a material adverse effect on our business, operating results and financial condition. Customers comprising 10% or more of our revenues are Transnuclear, Inc. at $995,000 or 44% and Marvin Engineering at $371,000 or 17% in 1999.

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

OUR STOCK PRICE COULD BE ADVERSELY AFFECTED BY THE SALE OF SHARES ISSUABLE TO HOLDERS OF OUR ISSUED SERIES A, SERIES B AND SERIES C PREFERRED STOCK AND EXCHANGEABLE NOTE

       During fiscal year 1999, Alyn Corporation raised a net of $13,132,000 for working capital and paydown of bank debt which is broken down as follows:

      Series A Convertible Preferred Stock            $1,460,000
      Series B Redeemable Convertible
        Preferred Stock                               $1,380,000
      Series C Mandatorily Redeemable
        Convertible Preferred Stock                   $7,292,000
      Convertible Senior Exchangeable Note            $3,000,000

      The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, while the Series B Exchangeable Preferred Stock was converted in October 1999 to 626,960 shares of common stock at $2.08. The Exchangeable Note is currently exchangeable for common stock at a set price of $3.645 ("Set Price"). Each of the holders of these securities received registration rights for the common stock underlying their securities and filed a registration statement for the holders of Series B Exchangeable Preferred Stock ("Exchangeable Preferred Stock") and the Exchangeable Note in April 1999. Additionally, each of these exchangeable securities has an exchange rate that is based on the lesser of the Set Price or the market price at the time the securities are exchanged. The Exchangeable Preferred Stock and the Exchangeable Note are each exchangeable at up to as much as a 15% discount to the market price if the market price at the time the securities are exchanged is less than the Set Price. At a minimum, the number of shares of common stock issuable upon exchange of all of these securities is 1,617,086. (In addition, we are required to issue a minimum 200,000 shares, up to a maximum of 320,000 shares, of common stock pursuant to warrants granted in connection with these financings.) Any decrease in the price of our stock could result in the issuance of a substantial number of additional common stock shares that would be immediately available for resale on the public market for the Exchangeable Preferred Stock and the Exchangeable Note. Depending upon the trading volume of our stock, any significant block sales of these shares issuable in exchange for these newly issued securities could have an adverse effect on the market price of our stock. Additionally, any perception by the public that these shares might be resold immediately and are not to be held as long term investments could materially and adversely affect our stock price. Any adverse impact on our stock price resulting from these recently issued exchangeable securities would cause these securities to become exchangeable for even more shares of common stock. Also, any negative impact to our stock price caused by these exchangeable securities could impair our ability to raise additional equity capital.

      On October 8, 1999, the company issued 75,000 shares of Series c Convertible preferred stock ("Series C Preferred Stock") for $7,292,000 cash, net of expenses. In anticipation of the october 8 purchase of the Series c Preferred stock, the purchasers of the Series C Preferred Stock provided a $1,000,000 bridge loan to the company on September 29, 1999 in the form of a Demand Promissory Note (the "Note"). The Bridge Loan was used for General Working Capital to reduce outstanding accounts payable. Under the terms of the Note, the Loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock Purchase, or (iii) an Event of Default. The note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999. The Series C Preferred Stock is convertible into Common Stock at a set price of $3.00, subject to certain anti-dilution provisions in the event the Company issues Common Stock or Securities convertible into Common Stock at a price less than $3.00 per share. The holders of the Series C Preferred Stock received registration rights for the Common Stock underlying their Securities. In accordance with the provisions of the Agreements, the Company filed an Amended Registration Statement on Form S-3/A on October 29, 1999, including such underlying Common Stock. Upon issuance of the Series C Preferred Stock, the Holders were issued Warrants to purchase up to 1,875,000 shares of Common Stock at a price of $3.00 per share. The number of shares subject to purchase will be determined on December 31, 2000, based upon the Company meeting certain target levels of revenue and earnings before interest, depreciation and amortization (EBITDA), and may vary from the full 1,875,000 to zero shares. The Series C Preferred Stock carries no provision for dividends.

We may be required to issue a large number of additional shares of common stock upon conversion of our preferred stock, exchange of our exchangeable note, and upon exercise of outstanding warrants that will be immediately available for resale. These sales could cause the market price of our common stock to decline significantly, even if our business is doing well.

      We registered under the Securities Act of 1933 our Series A preferred stock, Series B preferred stock, Series C preferred stock, the exchangeable promissory note and outstanding warrants. They are currently convertible and exchangeable for a large number of shares of our common stock. Those shares of common stock were registered under the Securities Act of 1933. Sales by the holders of this significant amount of common stock could encourage short selling, which could cause our stock price to decline further. Furthermore, any negative impact on our stock price caused by these securities could impair our ability to raise additional equity capital, if required. Our Series A preferred stock, the related warrants, Series C preferred stock and exchangeable note are subject to price protection provisions that require us to reduce the conversion, exercise or exchange price for the securities and ultimately to issue additional shares of common stock to these holders without additional consideration if the Company issues additional shares of common stock at a price below their fixed conversion, exercise or exchange price. In addition, we have also granted piggyback registration rights to register up to 211,000 shares of common stock issuable upon exercise of an outstanding warrant relating to our initial public offering in October 1996. Furthermore, 6,381,955 shares of our common stock outstanding at October 25, 1999, are immediately available for resale in the public market under Rule 144 or Rule 701 of the Securities Act of 1933, as amended.

   The following table sets forth the number of shares of our common stock that we have issued and the maximum number of shares of our common stock that we would be required to issue assuming that all of the following securities are immediately exchanged, converted or exercised for common stock:



================================================================================

                                          NUMBER OF SHARES
                                           OF COMMON STOCK
                            CONVERSION/      ISSUED AND        PERCENT OF
                            EXCHANGE OR     ISSUABLE UPON      OUTSTANDING
     TYPE OF SECURITY       ISSUE PRICE    FULL CONVERSION    COMMON STOCK

--------------------------------------------------------------------------------


Series A preferred stock       $2.00           750,000           3.8%
--------------------------------------------------------------------------------

Related warrants issued        $1.91           120,000           0.6%
in January 2000
--------------------------------------------------------------------------------

Common stock issued in       $2.3925           626,960           3.2%
October 1999 to Series
B stockholders as a
result of conversion of
the Series B preferred
stock
--------------------------------------------------------------------------------

Warrants issued in             $3.82            65,000           0.3%
March 1999 to Series B
stockholders
--------------------------------------------------------------------------------

Warrants issued in             $3.25           150,000           0.8%
October 1999 to Series
B stockholders
--------------------------------------------------------------------------------

Common stock issued in         $3.00           200,000           1.0%
August 1999 to AMRO
International, S.A.
--------------------------------------------------------------------------------

Warrants issued in             $3.50            50,000           0.3%
August 1999 to AMRO
International, S.A.
--------------------------------------------------------------------------------

Exchangeable note              $2.00         1,500,000           7.7%
--------------------------------------------------------------------------------

Related warrants             $3.0375           135,000           0.7%
issued in March 1999
--------------------------------------------------------------------------------

Related warrants               $3.00           300,000           1.5%
issued in October 1999
--------------------------------------------------------------------------------

Common stock issued              N/A           149,213           0.8%
in August 1999
--------------------------------------------------------------------------------

Common stock issued          $2.3467            38,352           0.2%
in September 1999 as
interest payment
--------------------------------------------------------------------------------

Series C preferred             $3.00         2,500,000          12.8%
stock
--------------------------------------------------------------------------------

Related warrants               $3.00         1,875,000           9.6%
issued in October
1999

--------------------------------------------------------------------------------

Total                                        8,459,525          43.2%
================================================================================



      We determined the conversion price of the Series A warrants which totaled 120,000 shares were valued at $257,000 using the Black-Scholes pricing model. Using the same model the Series B warrants totaled 150,000 shares were valued at $231,000; in addition the Series B also had warrants totaling 65,000 shares valued at $77,000. The Series C warrants totaling 1,875,000 were ascribed a value of $3,009,000. The common stock holders issued 200,000 shares of common stock in August 1999 and received warrants to purchase 50,000 warrants which are valued at $74,000. The holder of the promissory note received warrants to purchase 135,000 shares of common stock valued at $216,000; in addition the noteholders in October 1999 were issued warrants totaling 300,000 which are valued at $482,000.

THE OWNERSHIP LIMITATIONS OF OUR PREFERRED STOCK AND EXCHANGEABLE NOTE MAY NOT PROTECT AGAINST DILUTION

      We may not issue shares of our common stock to holders of our preferred stock if such issuance would result in such holders beneficially owning more than 19.9% of our outstanding common stock.

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

      Certain provisions of our Exchangeable Note could discourage some potential purchasers by making an acquisition of our Company or an asset sale more difficult and expensive, including:

      o adjustments to the exchange price of the Exchangeable Note upon merger or consolidation events, reflecting adjustments made to the underlying common stock;

      o requirement that upon a change of control, we make an offer to buy the Exchangeable Note at the greater of 150% of the principal plus accrued and unpaid interest and penalties or the product of the number of shares into which such Exchangeable Note can be exchanged and the market price on the applicable date; and

      o prohibition against selling or transferring all or substantially all of our assets to any subsidiary or affiliate except for cash or cash equivalent consideration.

      We have also agreed to grant the holders of the Exchangeable Note a right of first offer with respect to certain issuances of equity or debt securities, and we are prohibited from obtaining additional senior indebtedness for borrowed money without written consent of the holders of the Exchangeable Note unless such indebtedness is not on par with or senior or superior to the Exchangeable Note or that such borrowed money is for equipment financing or customary working capital lines of credit.

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

OUR STOCK PRICE MAY BE VOLATILE

      Trading volume and prices for our common stock could be subject to wide fluctuations in response to quarterly variations in our operations and results, announcements with respect to sales and earnings, as well as technological innovations, and new product developments and other events or factors, which cannot be foreseen or predicted by us. These factors include the sale or attempted sale of a large amount of securities in the public market, the registration for resale of any shares of common stock, and the effect on our earnings on existing or future equity-based compensation awards to management. The market price of our common stock could also be influenced by developments or matters not related to us such as the general volatility of the stock market.

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

      The Company leases an additional 84,000 square foot building located at 17221 Von Karman Avenue, Irvine, California, under a ten-year lease commencing on February 1, 1998, with a five-year renewal option. The monthly lease cost for this facility is approximately $49,000 with annual escalations based upon the consumer price index, subject to a 3% minimum. This additional facility is located approximately one half mile from the Company's main facility and is dedicated to extrusion and forging.

      These facilities are designed for expansion of capacity to match future needs over the next several years. There can be no assurance that these facilities will be adequate for the Company's fabrication requirements or, alternatively, that the Company will be able to fully utilize the capacity of its facilities. The Company believes its current facilities will be adequate for its contemplated needs.

ITEM 3.   LEGAL PROCEEDINGS

      There are several legal proceedings pending, but none are considered material. To the Company's best knowledge, there are no material lawsuits threatened against the Company. The Company announced on March 24, 2000 an agreement with Epicor Software Corporation to settle a lawsuit it filed against DataWorks which it had acquired in December 1998. Epicor agreed to pay Alyn the sum of $1.8 million, of which Alyn Corporation received a net sum of $1,057,000 with the balance of $743,000 being paid for legal expenses.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders held on December 16, 1999 the Stockholders approved the 1999 Stock Incentive Plan under which 1,500,000 shares of the Company's common stock have been reserved for issuance. Votes were: 8,425,281 "for"; 476,463 "against" and 0 abstentions.

The 1999 Plan is intended to serve as a comprehensive equity incentive program for the Company's officers, employees and non-employee Board members which will encourage such individuals to remain in the Company's service and more closely align their interests with those of the stockholders.

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


                                                  Common Stock
                                                  ------------
                  Calendar Year                 High         Low
                  -------------                 ----         ---

                  1996
                  Fourth Quarter                16.00      10.00

                  1997
                  First Quarter                 13.50       8.25
                  Second Quarter                12.62       8.38
                  Third Quarter                 17.62       6.88
                  Fourth Quarter                16.62       9.50

                  1998
                  First Quarter                 10.50       7.00
                  Second Quarter                 8.88       5.88
                  Third Quarter                  5.88       4.63
                  Fourth Quarter                 6.00       3.63

                  1999
                  First Quarter                  3.00       2.75
                  Second Quarter                 3.41       2.94
                  Third Quarter                  2.75       2.52
                  Fourth Quarter                 2.25       2.00


      As of February 14, 2000, there were approximately 55 holders of record of the Company's common stock. The Company estimates that there are approximately 3,000 beneficial owners of the Company's common stock.

      Although $24,000 in cash dividends was paid in 1999, the Company does not anticipate paying any dividends on its common stock in the foreseeable future. The Company presently intends to retain its earnings, if any, to finance the development of its business. The payment of any dividends in the future will depend on the evaluation by the Company's Board of Directors of such factors, as it deems relevant at the time. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business.



    ITEM 6.    SELECTED FINANCIAL DATA
    (In thousands except per share data)


                                                                          ALYN CORPORATION
                                                                       Years ended December 31,
                                                  1999          1998          1997          1996          1995
Statements of Operations Data:                --------------------------------------------------------------------

    Total revenue                                $2,248        $1,266        $364           $194          $319

Costs and expenses:
    Cost of goods sold                            7,934         5,402         323            114           203
    Establishment of manufacturing facilities         -             -       1,809            262             -
    General and administrative expenses           3,825         3,216       2,633          1,310           219
    Selling and marketing                         1,176         1,230       1,371            610            52
    Research and development                      1,437         2,968       2,338            290            79
    Restructuring expenses                          729                                                      -
                                              --------------------------------------------------------------------
               Total costs and expenses          15,101        12,816       8,474          2,586           553
                                              --------------------------------------------------------------------

               Operating loss                   (12,853)      (11,550)     (8,110)        (2,392)         (234)


Other income (expense), net                      (2,594)         (518)        806            139           (10)
                                              --------------------------------------------------------------------

Loss before provision for income taxes          (15,447)      (12,068)     (7,304)        (2,253)         (244)

Provision for income taxes                            1             1          12              2             1
                                              --------------------------------------------------------------------

Net loss                                       ($15,448)     ($12,069)    ($7,316)       ($2,255)        ($245)
                                              ====================================================================

Value of beneficial conversion feature             (360)
Series B preferred stock dividends                  (24)
Accretion on preferred stock                       (477)
                                              --------------------------------------------------------------------

Net loss attributable to common
    stockholders                               ($16,309)     ($12,069)    ($7,316)       ($2,255)
                                              ===================================================

Net loss per share-basic and diluted             ($1.43)       ($1.11)     ($0.68)        ($0.26)
                                              ===================================================

Weighted average common shares-basic
    and diluted                                  11,406        10,869      10,750          8,800
                                              ===================================================




                                                                          ALYN CORPORATION
                                                                       Years ended December 31,
                                                  1999          1998          1997          1996          1995
                                              --------------------------------------------------------------------
BALANCE SHEET DATA:

Working capital (deficit)                         1,744         1,439      11,717         23,494          (382)
Total assets                                     24,110        26,961      31,127         32,203           128
Long-term debt                                    7,310         7,316       5,501              -           128
Redeemable preferred stock                        4,552             -           -              -             -
Total stockholders' equity (deficit)              8,907        16,184      23,750         31,066          (490)


See independent auditors' report and accompanying notes to financial statements

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

OVERVIEW

        From the Company's inception in 1990 through the second quarter of 1998, the Company was engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). In the third quarter of 1998, the Company made the initial transition from prototype development to production. The Company's extrusion facility was completed in late 1998 and became fully operational in the first quarter of 1999. The Company's first major Boralyn production order was received from Transnuclear, a customer, in the fourth quarter of 1998 and was for use as shielding material in dry storage casks for spent nuclear fuel rods. Shipments began in the first quarter of 1999 and continued throughout the year. The Boralyn shielding has been well received by Transnuclear and has generated a high level of interest in the Company's nuclear shielding for both the dry and wet storage markets. During the first quarter of 1999, the Company received initial orders for Boralyn for use in components for Formula One-race cars. The successful use of the Company's material led to a cooperation and development agreement being executed with Ferrari SpA during the second quarter of 1999. This agreement provides for the development of specialized custom Boralyn alloys for the production of components for Ferrari Formula One and GT cars. The work with Formula One teams has resulted in interest from several leading automotive companies. These companies have started testing Boralyn for use in engines and other automotive components for high-performance production automobiles. The Company has received its first major production order for extruded Boralyn to produce bicycle components in the sporting goods industry. Alyn has developed a new line of composite material, which have increased strength and can be shaped rather easily. Most of the shapes would be drawn or bent from a tube of Boralyn. Applications in the sporting goods industry include bicycle frames and components, snowshoes and structural assemblies.

          The Company is focusing on relationships with secondary process companies. This strategy will expedite the "development" to "production" phase of the sporting goods products. Such processes may be drawing, machining, bending or welding of the Boralyn composite material. A variety of sporting goods companies received the new material and are undergoing product testing and evaluation. The Company intends to brand name the metal matrix material by having corporate logos on products as well as advertising literature. The Company has also expanded its manufacture of non-Boralyn components for the aerospace industry to gain acceptance by the industry and to generate near-term revenues. Other application areas of Boralyn are in evaluation by different customers and trial orders have been executed. The Company is anticipating positive results from these evaluations with production orders to follow for 2000. While the Company expects to achieve increasing sales levels of Boralyn-based products in 2000, there can be no assurance that such increases will be achieved. The Company was unprofitable this past fiscal year 1999 as well as in 1998 as a result of start-up costs, restructuring charges, and the ongoing costs of maintaining significant production capacity in anticipation of sales growth, and will incur additional losses thereafter.

RESULTS OF OPERATIONS

      For purposes of discussion, the results of operations for the year ended December 31, 1999 are compared to the year ended December 31, 1998 and the results of operations for the year ended December 31, 1998 are compared to the year ended December 31, 1997.

     Total revenues for the year ended December 31, 1999 increased 78% to $2,248,000 from $1,266,000 in the year ended December 31, 1998. Shipments were made in 1999 to various firms in the aerospace, automotive, nuclear and sporting goods industries. Total revenues for 1998 increased 248% to $1,266,000 from $364,000 in 1997. The increase was the result of additional prototype sales of Boralyn-based products and revenue on custom-built tooling.

      Cost of goods sold for the year ended December 31, 1999 increased 47% to $7,934,000 from $5,402,000 in the year ended December 31, 1998. In 1998 and
1999, the Company charged all excess manufacturing capacity costs to cost of goods sold. In 1997, prior to completion of the Company's first manufacturing facility, only labor, material and overhead associated with actual sales went to cost of goods sold with the remainder charged to establishment of manufacturing facilities. Cost of goods sold increased 1,572% to $5,402,000 in 1998 from $323,000 in 1997. The increase was primarily attributable to the lower margin on sales of custom-built tooling and prototype sales.

      General and administrative expenses for the year ended December 31, 1999 increased 19% to $3,825,000 from $3,216,000 in the year ended December 31, 1998. The increase was primarily attributed to search fees, relocation costs of obtaining two senior executives, including a new chief executive officer and higher utilities and rental expense. General and administrative expenses for 1998 increased 22% to $3,216,000 from $2,633,000 in 1997. The increase was primarily the result of doubling the Company's staff in preparation for production, including recruiting, professional services and other administrative costs. Goodwill of $767,000 gross and $492,000 net was not considered recoverable and was therefore written off in 1999.

      Selling and marketing expenses for the year ended December 31, 1999 decreased 4% to $1,176,000 from $1,230,000 in the year ended December 31, 1998. The decrease was a result of partnering with OEMs and sharing the costs of marketing programs.

      Research and development expenses for the year ended December 31, 1999 decreased 52% to $1,437,000 from $2,968,000 in the year ended December 31, 1998. The decrease was a direct result of the phase out of the Fremont, California research facility. Research and development expenses in 1998 increased 27% to $2,968,000 from $2,338,000 in 1997. This increase was attributable to an increase in ongoing development programs, including establishment of the research facility in Fremont, California, which focused solely on the computer hard-disk market. Research and development expenses are expected to increase as the Company continues to support the development of Boralyn-based products.

      A provision for restructuring of $729,000 has been expensed in 1999 to reserve for estimated closedown costs of the Fremont, California disk research facility. The facility was closed during September, 1999. The assets have not yet been sold as of December 31, 1999. At December 31, 1999, $590,000 of the restructuring reserve remained on the Company's balance sheet and is netted against the assets held for sale. The reserve includes a provision for the remaining four months of the facility's lease term, severance payments and a reserve for the expected losses on the sale of certain assets used in the production of disk substrates by the facility that are no longer used.

      Other income (expense) of ($2,594,000) in 1999 and ($518,000) in 1998 were comprised mainly of interest expense on indebtedness.

      Provision for income taxes reflects the $1,000 minimum state franchise tax for both 1999 and 1998. For the year ended December 31, 1999, net loss applicable to common stock was $16,309,000 representing net loss for the year of $15,448,000 plus value of the beneficial conversion feature on the Series A preferred stock ($4,000) and the Series B preferred stock ($320,000), the Series B preferred stock cash dividends ($24,000) the accretion on the Series A, B and C preferred stock ($477,000).

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had unrestricted cash of $2.6 million and working capital of $1.7 million as compared to $1.4 million in working capital at December 31, 1998. The Company has funded its operations through the net proceeds from its initial public offering in October 1996 of $33.3 million; debt financing of $10.5 million--$6.5 million in December 1997; $4.0 million in the second quarter of 1998. The Company received $4.5 million, net of expenses, from the Common Stock Rights Offering completed in August 1998. In January 1999, the Company completed a Series A Convertible preferred stock offering of $1.46 million, net of expenses. In March 1999, the Company completed a Series B Exchangeable preferred stock offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. In August 1999 the Company completed a common stock financing of $554,000 net of expenses. During October, 1999, the Company completed a Series C Mandatorily Redeemable Preferred Stock equity offering of $7.3 million, net of expenses.

      The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. The Company intends to use additional debt financing for some of its existing and future working capital needs. The Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 2000, it believes that internally generated funds, cash on hand, debt and equity investment capital raised by the Company and planned equipment and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. If the Company fails to reach its planned revenue levels, additional capital may be required. There can be so assurance the company will ever achieve a significant level of sales or profitability.

      During 1999 the Company was provided with $10,870,000 in cash flow from financing activities and used $8,629,000 in operating activities and $829,000 in investing activities. The Company achieved a positive cash flow of $1,412,000 for 1999 compared with a cash outflow of $11,894,000 in 1998. The net cash used in operating activities of $10,691,100 was primarily comprised of a net loss of $15,448,000 with an additional $1,152,000 used for inventory purchases reduced by non-cash depreciation and amortization of $2,666,000 and writeoff of goodwill and other intangibles of $530,000; interest expenses related to the beneficial conversion feature on convertible debt of $555,000; loss on disposal of equipment, furniture and fixtures of $746,000 and expense for the anti-dilution penalty on convertible debt in the form of common stock.

      Cash flows used in investing activities of $1,233,000, net, included a $2,062,000 increase in restricted cash used for the repayment of long term debt offset by $829,000 used for the purchase of equipment, furniture and fixtures.

      Cash flows from financing activities of $10,870,000 included proceeds from borrowings on convertible debt of $3,000,000, net proceeds from issuance of Series A convertible preferred stock and warrants of $1,460,000, net proceeds from issuance of Series B redeemable convertible preferred stock and warrants of $1,380,000 and net proceeds from issuance of Series C mandatorily redeemable convertible preferred stock and warrants of $7,292,000 offset by the $2,816,000 repayment of long term debt to a major bank.

      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our financial instruments include cash and long-term debt. At December 31, 1999, the carrying value of our financial instruments approximated their fair values based on current market prices and rates.

      It is our current policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at December 31, 1999.

YEAR 2000 COMPLIANCE

      On January 1, 2000, many companies faced a potentially serious information systems (computer) problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines which utilize date dependent software to either shutdown or provide incorrect data or information. We examined our computer and information systems and contacted our software and hardware providers to determine whether our software applications and computer information systems were compliant with the Year 2000. We also performed our internal tests of our software and hardware to confirm that they were Year 2000 compliant.

      At this time we have not experienced any material Year 2000 related problems with our information systems and computer software, and we have not experienced any material problems with our key suppliers or customers related to the Year 2000.

      It is not possible to quantify the aggregate cost of upgrading our computer operating system and software since they were part of the software and hardware providers' normal upgrades to our systems. However, the costs for upgrading our information systems were funded through our operating cash flows.

      We intend to continue to review our information systems as well as monitor our key suppliers and customers for any undetected Year 2000 problems which may not yet be apparent. However, we do not currently believe that there are any undetected Year 2000 problems that could have a material impact on our business, financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which we are required to adopt effective in our fiscal year 2001. SFAS 133 will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in hedgeing activities and will continue to evaluate the effects of adopting SFAS NO. 133. We will adopt SFAS No. 133 in our fiscal year 2001.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Item 14 for a list of the Alyn Corporation Financial Statements and Schedules and Supplementary Information filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has engaged Deloitte & Touche LLP to be its principal accountant effective February 4, 2000, to audit its accounting statements for the year ended December 31, 1999. Alyn has dismissed, and therefore has terminated its client-auditor relationship with, PricewaterhouseCoopers LLP, its previous principal accountant with respect to the audit of Alyn's financial statements. PricewaterhouseCoopers LLP issued an unqualified opinion on the Company's consolidated financial statements as of and for the year ended December 31, 1997, and a qualified opinion as of and for the year ended December 31, 1998.

     PricewaterhouseCoopers LLP qualified its opinion for the year ended December 31, 1998, by including a going concern modification. PricewaterhouseCoopers LLP qualified its opinion because at that time the Company needed to raise additional capital in order to continue operations at then-current levels for the next twelve months and the Company lacked a history of operations that would adequately suggest that it would raise such funds.

     The decision to change accountants was approved by the Board of Directors of the Company by unanimous written consent.

     During the two most recent fiscal years and the subsequent interim period preceding this termination, there were no disagreements over accounting matters, financial disclosures, or any other limitations on the scope or procedure of the independent auditor in the course of performing professional services. The Company has authorized PricewaterhouseCoopers LLP to respond fully to any inquiries of Deloitte & Touche LLP concerning the work done and conclusions drawn in performing previous audits of the Company and concerning the reasons for termination of the services of PricewaterhouseCoopers LLP.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company:


Name                       Age     Position
----                       ---     --------

Arne van Roon              55      President, Chief Executive Officer and
                                   Director

Robin A. Carden            43      Founder and Director

Raymond E. Brooks          58      Vice President Finance and  Administration,
                                   Chief Financial Officer and Secretary

Robert L. Burr             49      Director & Chairman of the Board

Michael Markbreiter        38      Director

David Edwards              34      Director


      The business experience, principal occupations and employment, as well as the periods of service, of each of the directors and executive officers of the Company during at least the last five years are set forth below.

      Arne van Roon, 55, has been President, Chief Executive Officer and a Director since April 15, 1999. Mr. van Roon is Chairman of the Company's Executive Committee and a member of the Compensation Committee. From 1984 to 1999, he was founder and President of Van Roon Partners, Ltd., a firm specializing in the development and implementation of growth strategies for emerging companies with new technologies. From 1971 to 1984 he was with Philips Electronics, a Netherlands-based global electronics company, in a variety of senior positions in finance, marketing and executive management in Holland, Germany, Italy, East Africa and the Middle East. Mr. van Roon has a degree from Erasmus University in Rotterdam, The Netherlands.

      Robin A. Carden, 43, is the founder of the Company and has been a Director since the Company's formation in 1990. Mr. Carden is a member of the Company's Executive Committee. From the Company's formation until April 1998, he was President and Chief Executive Officer. Prior to 1990, Mr. Carden was employed by Ceradyne Inc., a company engaged in the development and production of advanced ceramics products, as Senior Sales Engineer, and was engaged in developing civilian applications for advanced ceramics products originally developed for military use. Mr. Carden graduated from Long Beach State University with a Bachelor of Science degree. A number of United States patents have been issued to Mr. Carden.

      James Hesburgh, former Director and Chairman of the Board, Jon A. Knartzer, former Vice President of Operations of the Company and Harry Edelson, Director, resigned from the Board in 1999 to pursue other interests.

      Raymond E. Brooks, 58, succeeded Richard Little as Vice President, Finance and Administration and Chief Financial Officer of the Company in early 2000 after Mr. Little resigned to pursue other interests. Prior to joining Alyn, Mr. Brooks was the Chief Financial Officer and Director of Administration for Rohm Electronics, USA, LLC, based in Nashville, Tennessee, a subsidiary of Rohm Co. Ltd., Kyoto, Japan, a manufacturer and distributor of electronic components to the automotive, computer, telecommunications and consumer industries. He served in that capacity from 1994 to 1999. Prior to that he was Chief Financial Officer/Controller with Rohm Electronics. Mr. Brooks earned his MBA degree, with Honors, from Golden Gate University in San Francisco, and has a Bachelor of Science degree, with Honors, from Arizona State University.

      Robert L. Burr, 49, joined the Board of Directors and was elected Chairman in November, 1999. Since 1995, Mr. Burr has been a Director of Fleming Asset Management, a part of Robert Fleming Holdings Limited, a global asset management and merchant banking firm. From 1992 to 1995, Mr. Burr managed Kidder, Peabody & Company's Private Equity group. Prior to joining Kidder, Peabody, the majority of this time was spent at Morgan Stanley as the Managing General Partner of Morgan Stanley Ventures and also a General Partner of Morgan Stanley Venture Capital Fund I. Prior to becoming an investor, Mr. Burr was a corporate lending officer with Citibank, N.A. and received an MBA from Columbia University and a B.A. from Stanford. He is currently on the Board of Directors of Hudson Technologies, Inc. and Caliber Learning Network, Inc.

      Michael Markbreiter, 38, has been a Director of the Company since May 1996. Mr. Markbreiter is a member of the Company's Executive, Audit and Compensation Committees. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Since December 1997, Mr. Markbreiter has been a Director of Global Pharmaceutical Corporation, a publicly traded generic pharmaceutical manufacturing company. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

      David J. Edwards, 34, became a Director of the Company in November, 1999. Mr. Edwards has been a Vice President at Fleming Asset Management, a part of Robert Fleming Holdings Limited, a global asset management and merchant banking firm, since 1994. Prior to joining Fleming Asset Management, Mr. Edwards was an Associate with Booz Allen & Hamilton, a strategic management consulting company based in New York. From 1987 to 1990, Mr. Edwards was a Process Engineer with Exxon Chemical Corporation. Mr. Edwards received an MBA from Harvard Business School and a Masters in Engineering from Cambridge University. He is currently on the Board of Directors of Impax Laboratories, Inc.

ITEM 11.      EXECUTIVE COMPENSATION

      The following table sets forth information for the years indicated concerning the compensation awarded to, earned by or paid to the Chief Executive Officer of the Company and the four most highly paid executive officers, other than the Chief Executive Officer (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during such period.


                                                      SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                                   NUMBER OF
                                                                                          SECURITIES
NAME AND PRINCIPAL                                                    OTHER ANNUAL        UNDERLYING           ALL OTHER
POSITION                  YEAR          SALARY         BONUS(2)       COMPENSATION         OPTIONS          COMPENSATION(1)
--------                  ----          ------         --------       -------------        -------          ---------------

   Steven S. Price        1999         $267,016             --                 --       160,000              $4,550
   formerly               1998          170,830         41,670                 --            --               5,950
   President and          1997                                                 --            --                  --
   Chief                  1996
   Executive Officer



   Robin A. Carden        1999         $162,070             --                 --            --               7,200
   Founder,               1998          162,521             --                 --            --               6,900
   Formerly               1997          156,667             --                 --            --
   President and          1996          100,000         28,500                                              310,985
   Chief Executive
   Officer



   Arne van Roon          1999         $121,813                                         750,000               4,550
   President and
   Chief
   Executive Officer



   Walter R. Menetrey     1999         $  5,666             --                               --                  --
   Formerly               1998          148,408             --                               --                  --
   Executive Vice         1997          117,708        $27,500                           50,000                  --
   President and          1996           65,000             --                               --
   Chief Operating
   Officer



   Richard L. Little,     1999         $140,176        $50,000                 --        60,000               3,900
   formerly Vice          1998          135,000         20,000                 --            --               2,400
   President,             1997           84,375             --                 --        40,000               1,500
   Finance and            1996               --             --                               --                  --
   Administration
   and Chief
   Financial Officer



   Jon A. Knartzer,       1999          $54,175              --                --            --                1,700
   formerly Vice          1998           50,833              --                --        35,000                  800
   President of           1997               --              --                --            --                   --
   Operations             1996               --                                              --                   --



--------------------------------
(1) For 1999, represents car allowance for Mr. Van Roon of $4,550, for Mr. Price of $4,550, for Mr. Little of $3,900 and for Mr. Knartzer of
    $1,700. For 1998, represents car allowance for Mr. Price of $5,950, Mr. Carden $7,200, Mr. Knartzer $800 and Mr. Little of $2,400. For 1997,
    represents car allowances for Mr. Carden of $6,900 and Mr. Little of $1,500. For 1996, represents Mr. Carden's $4,800 car allowance, $283,100 in deferred compensation and $22,995 interest on his loan to the Company.

(2) In 1998, Mr. Little received a $50,000 bonus that was paid in 1999. In 1997 Mr. Little received a $20,000 bonus that was paid in 1998.


STOCK OPTION GRANTS AND EXERCISE

The following table sets forth information regarding stock options granted to each Named Executive Officer during fiscal year 1999 pursuant to the Company's 1996 Stock Option Plan.


                                  % of Total
                                     Awards                              Grant
                                   Granted to   Exercise                 Date
                      Options      Employees    or Base                 Present
                      Granted(1)   in Fiscal    Price(3)  Expiration     Value(4)
     Name                (#)        Year(2)      ($/Sh)      Date         ($/Sh)
     ----                ---        -------      ------     ------      --------


Harry Edelson          100,000        7.5%        3.00     04/09/08      $1.64
Richard Little          60,000        4.5%        3.50     11/02/08      $1.91
James Hesburgh          50,000        3.7%        2.63     12/09/08      $1.44
Arne van Roon          750,000       56.2%        2.63     04/09/09      $1.43

----------
(1) Options granted to Mr. Van Roon shall be subject to the provisions discussed above under "Agreements with Key Executives". Options granted to Mr. Price were granted subject to certain vesting provisions as described above. Of the options included in the table above, only 160,000 for Mr. Price remain issued and outstanding. The remaining 275,000 have been cancelled. Each option must be exercised within 10 years of the grant date, subject to earlier termination in the event of the optionee's termination of employment with the Company. An incentive stock option granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company or of any parent or subsidiary of the Company (a "Ten Percent Stockholder") must be exercised within five years of the grant date. For incentive stock options granted to a Ten Percent Stockholder, the exercise price shall not be less than 110% of the Fair Value per share of common stock.

(2) A total of 1,335,000 options were granted for the fiscal year ended December 31, 1999. At December 31, 1999, 928,500 options were outstanding. Of these, 547,000 options were exercisable. At December 31, 1998 there were 71,500 shares of common stock reserved under the plan for future stock option grants. A total of 260,500 options were granted for the fiscal year ended December 31, 1997. At December 31, 1997, 524,500 shares were outstanding. Of these, 138,894 options were exercisable. At December 31, 1997 there were 475,500 shares of common stock reserved under the plan for future stock option grants. In October 1996, the Company granted options for the purchase of 383,000 shares of common stock at the initial public offering price, all of which were outstanding at December 31, 1996. Of the options outstanding at December 31, 1996, 25,000 options were exercisable.

(3) The exercise price for each option granted under the 1996 Stock Option Plan shall not be less than 100% of the fair market value (the "Fair Value") per share of common stock on the date such option is granted. The exercise price may be paid in cash (by check), by transferring shares of common stock owned by the option holder and having a Fair Value on the date of surrender equal to the aggregate exercise price of the option or, solely with respect to options other than those granted to non-employee Directors, by cash payments in installments or pursuant to a full recourse promissory note, in either case, upon the terms and conditions as the Compensation Committee shall determine. Upon the exercise of any option, the Company is required to comply with all applicable withholding tax requirements.

(4) Represents grant date valuation computed under the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there can be no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Grant date values were determined based in part on the following assumptions for 1999: risk-free rate of return of 6%, no dividend yield, expected life of 5 years and historical volatility of 56%; 1998: risk-free rate of return of 5.50%, no dividend yield, expected life of 5 years, and historical volatility of 56.31%.

OPTION EXERCISES AND HOLDINGS AS OF DECEMBER 31, 1999

No stock options were exercised in fiscal year 1999 by any of the Named Executive Officers. The following table sets forth, as of December 31, 1998, the number of unexercised options held by each Named Executive Officer and the value thereof based on the closing price of the common stock of $2.0625 December 31, 1999.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                         Value of Unexercised
                          Number of Unexercised        In-the-Money Options at
                            Options at FY-End               FY-End ($)(1)
Name                     Exercisable/Unexercisable    Exercisable/Unexercisable
----                     -------------------------    -------------------------


Steven S. Price                 160,000/0
Robin A. Carden                     NA                           NA
Richard L. Little            100,000/100,000                     0/0


(1) Represents (i) the number of shares of common stock underlying options (including options the exercise price of which was more than the market value of the underlying securities) multiplied by (ii) the closing price at December 31, 1998 of $4.25 minus the exercise price.

DIRECTOR COMPENSATION

Members of the Board of Directors of the Company presently receive no annual remuneration for acting in that capacity. During the period James L. Hesburgh was Chairman of the Board and an employee of the Company (April to October
1999), he received annualized compensation of $72,000. The Company's non-employee Directors are compensated at the rate of $1,500 (plus reasonable expenses) for each attended meeting of the Board of Directors and $500 for each telephonic meeting in which each participates. Non-employee Directors are also eligible for the grant of options under the 1996 Stock Incentive Plan (the "1996 Plan") that provides for each non-employee Director (currently, Messrs. Burr, Edelson, Edwards, Hesburgh and Markbreiter) to receive an initial grant of options to purchase 5,000 shares of common stock and an annual grant of options, to be granted as of the date of the Annual Meeting of Stockholders, to purchase 10,000 shares of common stock. Following approval by the Company's stockholders of the 1999 Stock Incentive Plan, all such future grants will be under the 1999 Stock Incentive Plan.

EMPLOYMENT CONTRACTS

In April 1999, the Company entered into an agreement with Arne van Roon, the Company's newly appointed President and Chief Executive Officer. The agreement provided that Mr. van Roon shall be paid annual base compensation of $164,320. In June 1999, the Board adjusted Mr. van Roon's annual base compensation to $175,000. The agreement also provides that Mr. van Roon shall be granted options to purchase 750,000 shares of the Company's common stock to vest on April 15, 2004, subject to the following acceleration provisions: (i) 100,000 to be vested on December 31, 1999; (ii) 100,000 to vest on December 31, 2000 if the Company's common stock price is at or above $4.00 per share on that date; and (iii) 50,000 to vest for every whole dollar per share that the Company's common stock price at December 31, 2000 is above $4 per share up to a maximum of $15 per share. On February 18, 1999 Mr. van Roon was granted warrants to purchase up to 50,000 shares of the Company's common stock, subject to vesting based upon the Company's European sales exceeding certain minimum requirements for 1999.

In April 1999, the Company entered into an agreement with James L. Hesburgh, the Company's then newly elected Chairman of the Board, to provide additional assistance to the Company. The agreement provided that Mr. Hesburgh's annualized compensation would be $72,000. The agreement also provided that Mr. Hesburgh would be granted options to purchase 100,000 shares of the Company's common stock which would vest on December 31, 1999, if such period of additional assistance was still in effect as of that date. On October 21, 1999, Mr. Hesburgh's period of additional assistance terminated and he ceased to be Chairman of the Board; however, he continues to remain as a Director. On November 5, 1999, the terms of the vesting schedule for Mr. Hesburgh's options for such additional assistance were amended to provide, in part, for full vesting of options to purchase 50,000 shares of common stock, with the remaining 50,000 options cancelled and returned to the option pool available to grant.

In April 1998, the Company entered into a two-year employment agreement with Steven S. Price, the Company's former President and Chief Executive Officer. Subject to the termination provisions provided therein, the term of Mr. Price's employment agreement was to be automatically renewed for a one-year term after the expiration of the initial two-year term. The employment agreement provided that Mr. Price's annual base salary was to be $200,000 during the initial year and not less than $200,000, as determined by the Compensation Committee, during the second year of the initial two-year term. In addition to his base salary during the initial two-year term, Mr. Price was entitled to an annual bonus of up to one hundred percent (100%) of his base salary, subject to a $100,000 minimum guarantee. He was also to receive a Company paid personal term life insurance policy in an amount of not less than $1 million, reimbursement of certain relocation costs and a customary benefits package. The employment agreement provided that Mr. Price be granted options to purchase 400,000 shares of the Company's common stock, to be vested in the following amounts and at the times indicated: (i) 80,000 shares on the date of execution of his employment agreement; (ii) 80,000 shares on the last day of the first year of employment; and (iii) 40,000 shares upon completion of each succeeding six month period of employment for a period of three years. Under the termination provisions of Mr. Price's employment agreement, if he was not terminated for cause, he may not be terminated during the first year of his employment. If terminated during the second year of his employment other than for cause, he would be entitled to continuation of salary and benefits, plus the minimum guaranteed bonus, paid monthly, up to a period of one (1) year. The employment agreement prohibits Mr. Price from (i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner.

Effective April 15, 1999, Mr. Price was no longer President and Chief Executive Officer of the Company. On October 15, 1999, after paying six months of severance, the Company's severance obligations under the employment agreement were completed, due to Mr. Price's employment by another company.

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

In May 1997, Richard L. Little entered into a one-year employment agreement with the Company for the position of Vice President, Finance and Administration and Chief Financial Officer. Subject to the termination provisions provided therein, Mr. Little's employment agreement was to automatically be renewed for a one-year term after the expiration of the initial term, and for successive one-year terms thereafter. Mr. Little's agreement was renewed for its first one-year extension. His employment agreement provides for an annual base salary to be determined by the Compensation Committee of the Board of Directors, but in no event shall such annual salary be less than $135,000. In addition to an annual base salary, Mr. Little's employment agreement provides for a minimum annual bonus of $20,000 and a customary benefits package. The employment agreement prohibits Mr. Little from
(i) competing with the Company for a period of two years following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner. In May 1998, Mr. Little and other senior management of the Company were given notice of the Company's intent to allow certain existing employment agreements to expire at their next anniversary date and that such employees would become "at will" employees as defined by California labor law. Mr. Little's employment agreement expired on May 19, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee currently consists of Messrs. Burr, van Roon, Edwards and Markbreiter. Mr. van Roon has been President and Chief Executive Officer of the Company since April 1999. Mr. Burr has been Chairman of the Board of the Company since October 21, 1999, succeeding Mr. Hesburgh, who was Chairman of the Board from April 1999 to October 1999.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Four of Alyn's Directors, Messrs. Burr (Chairman), van Roon, Hesburgh and Markbreiter, currently constitute the Compensation Committee, which, among other things, is responsible for (1) reviewing and approving salaries, benefits and bonuses for all executive officers of the Company; (2) reviewing and approving stock option grants to employees of the Company; and (3) reviewing and recommending to the Board of Directors matters relating to employee compensation and employee benefit plans. The Board of Directors did not modify or reject any action or recommendation of the Compensation Committee regarding compensation for the 1998 fiscal year.

This report sets out the Company's executive compensation philosophy and objectives, describes the components of its executive compensation program and describes the bases on which 1999 executive compensation determinations were made with respect to the executive officers of the Company, including those named in the Summary Compensation Table preceding this report.

In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Compensation Committee is guided by three basic principles:

o The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel;

o Executive cash compensation in excess of base salaries should be tied to Company and individual performance; and

o The financial interests of the Company's executives should be aligned with the financial interests of the stockholders, primarily through stock option grants and incentive compensation.

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

Chief Executive Officer's Compensation. Mr. Price, who was appointed President and Chief Executive Officer on April 20, 1998, and served in that capacity for approximately one year, had a base annual salary of $200,000, a guaranteed minimum bonus compensation of $100,000 per year and in April 1998 received options to purchase 400,000 shares of the Company's common stock. On April 15, 1999, Mr. van Roon succeeded Mr. Price as President and Chief Executive Officer at an annual base compensation of $164,320 and received options to purchase 750,000 shares of the Company's common stock. On June 23, 1999, the Board of Directors raised Mr. van Roon's annual base compensation to $175,000.

The Compensation Committee believes that the compensation program for the executives of the Company is comparable with the compensation programs provided by comparable companies and serves the best interests of the stockholders of the Company. The Compensation Committee also believes that annual performance pay is appropriately linked to individual performance, annual financial performance of the Company and stockholder value. Messrs. Burr and van Roon were not members of the Board of Directors or Compensation Committee in 1998 and, accordingly, were not involved in the matters discussed in this Report on Executive Compensation or in the preparation of this report.


                       PERFORMANCE MEASUREMENT COMPARISON


The following graph provides a comparison of the cumulative total stockholder return for the period from December 31, 1997 through December 31, 1999 (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market-U.S. Index and the Russell 2000 Index.


                  COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN
           AMONG ALYN CORPORATION, THE NASDAQ STOCK MARKET  U.S. INDEX
          AND THE RUSSELL 2000 INDEX FOR PERIOD ENDED DECEMBER 31, 1998*


* ASSUMES THAT THE VALUE OF THE INVESTMENT IN ALYN CORPORATION COMMON STOCK AND EACH INDEX WAS $100 ON DECEMBER 31, 1997 AND THAT ALL DIVIDENDS WERE REINVESTED.


                               [Graphic Omitted]


              The foregoing graph is based upon the following data:


                                     Cumulative Total Return
                                     -----------------------
                                    Dec-97      Dec-98      Dec-99
                                    ------      ------      ------
             Alyn Corporation         97          39          14
             NASDAQ Stock            124         170         247
               Market-U.S. Index
             Russell 2000 Index      121         116         137


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the number of shares of Common Stock beneficially owned, as of December 31, 1999, by (i) each stockholder known to the Company to be a beneficial owner of more than 5% of the Common Stock, (ii) each director and nominee for director and (iii) the directors and officers of the Company as a group. Unless otherwise noted, all shares are owned directly with sole voting and dispositive powers.


                                           Beneficial Ownership
                                           --------------------
                                           Name and address
                                           of beneficial
Name                                       owner (1)               No. of Shares        % of Total
----                                       ---------               -------------        ----------


Kingdon Capital Management Corp.(2)                                 5,666,910             33.9%
Robin A. Carden                                                     2,413,500             14.4%
Harry Edelson(3)                                                      562,000              3.4%
CEDE & Co.                                                          4,505,877             27.0%
Talisman Capital Opportunity                                          187,465              1.1%
Walter R. Menetrey(4)                                                     100
Michael Markbreiter(5)                                                 31,667

AMRO International                                                    513,480              3.1%


All executive officers and directors of                             2,833,455             17.0%
the Company as a group (six persons)(6)

-------------------------------

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

(3) Includes 562,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson disclaims beneficial ownership.

(4)   Includes options immediately exercisable for 100 shares of Common Stock.

(5)   Includes  options  immediately  exercisable  for 31,667 shares of Common
      Stock.

(6) Includes options immediately exercisable for 296,651 shares of Common Stock. Does not include (i) 562,000 shares of Common Stock held by Edelson Technology Partners III, with respect to which Mr. Edelson, a Director, disclaims beneficial ownership and (ii) shares of Common Stock held by Kingdon Partners, L.P., Kingdon Associates, L.P. and M. Kingdon Offshore NV, with respect to which Mr. Markbreiter, a Director, disclaims beneficial ownership.


ITEM 13.   NONE

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

2.    Financial Statement Schedules

      None

3.    Exhibits

           Exhibit
           Number       Description
           ------       -----------

            3.1*        Restated Certificate of Incorporation.

            3.2*        By-Laws of the Registrant.

            4.1*        Specimen Copy of Stock Certificate for shares of Common
                        Stock.

            4.2* Stockholder Agreement, dated as of May 1, 1996, by and among the Company and certain stockholders of the Registrant.

            4.3** Certificate of Designations of Series A Convertible Preferred Stock filed on January 8, 1999.

            4.4** Warrant to Purchase Shares of Common Stock of Alyn Corporation dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

            4.5**       6%  Senior  Exchangeable  Promissory  Note due  March
                        10,  2002   issued  by  Alyn  to   Talisman   Capital
                        Opportunity Fund Ltd.

            4.6**       Registration  Rights  Agreement  dated March 10, 1999
                        by   and   between   Alyn   and   Talisman    Capital
                        Opportunity Fund Ltd.

            4.7**       Warrant   Agreement  dated  March  10,  1999  by  and
                        between Alyn and Talisman  Capital  Opportunity  Fund
                        Ltd.

            4.8**       Certificate of  Designations,  Preferences and Rights
                        of  Series  B  Exchangeable   Preferred  Stock  filed
                        March 18, 1999.

            4.9** Registration Rights Agreement dated March 15, 1999 issued by and between Alyn and each of the Series B Investors listed therein.

            4.10** Certificate of Designations of Series C Convertible Preferred Stock filed on October 4, 1999.

            4.11** Registration Rights Agreement dated October 5, 1999 between Alyn and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Fund III, L.P.

            4.12** Warrant to Purchase Common Stock of Alyn Corporation dated October 8, 1999 by and between Alyn Corporation and Fleming U.S. Discovery Offshore Fund III, L.P.

            4.13** Warrant to Purchase Common Stock of Alyn Corporation dated October 8, 1999 by and between Alyn Corporation and Fleming US Discovery Offshore Fund III, L.P.

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

            10.6*** Exclusive Customer Agreement, dated as of May 13, 1997, by and between True Temper Sports and the Registrant (for which confidential treatment has been granted with respect to certain provisions).

            10.7+ Lease, dated as of July 1, 1997, as amended by First Amendment to Lease, dated as of December 23, 1997, between the Registrant and the Irvine Company, with respect to premises at 17221 Von Karman Avenue, Irvine, California.

            10.8** Series A Convertible Preferred Stock Purchase Agreement dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

            10.9** Loan Agreement dated March 10, 1999 by and between Alyn and Talisman Capital Opportunity Fund Ltd.

            10.10** Series B Exchangeable Preferred Stock and Warrant Purchase Agreement dated March 15, 1999 by and between Alyn and each of the Investors listed therein.

            10.11** Stock and Warrant Purchase Agreement dated September 29, 1999 by and between Alyn and Fleming US Discovery Fund III, L.P.

            10.12** Stock and Warrant Purchase Agreement dated September 29, 1999 by and between Alyn and Fleming US Discovery Offshore Fund III, L.P.

            23.1 Independent Accountants consent. To be filed as an amendment hereto.

            23.2        Independent Auditors' Consent.

            27.1        Financial  Data Schedule for the year ended  December
                        31, 1999.

            99.1*       U.S.  Patent  Number  5,496,223,  dated  January  23,
                        1996.

      (b)   Reports on Form 8-K.

            None

      *     Incorporated  by  reference  to  the  Registrant's   Registration
            Statement on Form S-1 (File no. 333-09143) and any amendments thereto.
      **    Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File no. 333-94829) and any amendments thereto.
      ***   Incorporated by reference to the Registrant's Current Report on Form
            8-K, dated August 13, 1997.
      + Incorporated by reference to the Registrant's Form 10K, dated March 25, 1997.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALYN CORPORATION


                                          By: /s/ Arne van Roon
                                             ------------------
                                              Arne van Roon
                                              President and Chief Executive
                                              Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Section 1.10


      Signature                 Title                                Date
      ---------                 -----                                ----

/s/ Arne van Roon              President, Chief Executive         April 14, 2000
------------------             Officer and Director
Arne van Roon                  (principal executive officer)



/s/ Robin A. Carden            Director                           April 14, 2000
-------------------
Robin A. Carden



/s/ Raymond Brooks             Vice President,                    April 14, 2000
------------------             Chief Financial Officer
Raymond Brooks                 and Secretary



/s/ David Edwards              Director                           April 14, 2000
-----------------
David Edwards



/s/ Robert Burr                Chairman of the Board              April 14, 2000
---------------
Robert Burr



/s/ Michael Markbreiter        Director                           April 14, 2000
-----------------------
Michael Markbreiter


                                ALYN CORPORATION
                                   SCHEDULE I


               Item 8 Financial Statements and Supplementary Data
                     Index to Financial Statements/Schedule


Independent Auditor's Report - for the year ended December 31, 1999.

Report of Independent Accountants - for the years ended December 31, 1998 and
     1997.

Balance Sheets - December 31, 1999 and 1998

Statements of Operations - Three years ended December 31, 1999

Statements of Stockholders' Equity - Three years ended December 31, 1999

Statements of Cash Flows - Three years ended December 31, 1999



                                   SCHEDULE II

Valuation and Qualifying Accounts - Three years ended December 31, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

                       To be filed as an amendment hereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Alyn Corporation

We have audited the accompanying balance sheet of Alyn Corporation (the "Company") at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in Item 8.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Alyn Corporation as of December 31, 1999, and the results of its operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's losses from operations and accumulated deficit raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February 28, 2000 except for Notes 6 and 14 as to which the date is March 24, 2000.

                                               ALYN CORPORATION
                                                BALANCE SHEETS
                                                                                         DECEMBER 31,
                                                                                   1999                1998
                                                                               -----------         -----------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                  $2,644,000          $1,232,000
     Restricted cash                                                                                 2,062,000
     Accounts receivable, net of allowance for doubtful accounts of
         $271,000 in 1999 and $85,000 in 1998                                      643,000             781,000
     Inventory                                                                   1,515,000             401,000
     Other current assets                                                          114,000             424,000
                                                                               -----------         -----------
              Total current assets                                               4,916,000           4,900,000

     Equipment, furniture and fixtures, net                                     17,751,000          20,703,000
     Assets held for sale, net                                                     488,000
     Other assets, net                                                             786,000             626,000
     Intangible assets, net of accumulated amortization of $35,000 in 1999
         and $258,000 in 1998                                                      189,000             732,000
                                                                               -----------         -----------
                                                                               $24,110,000         $26,961,000
                                                                               ===========         ===========

                    LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
     Accounts payable                                                             $792,000            $663,000
     Accrued and other current liabilities                                       1,106,000             956,000
     Current portion of capital lease obligations                                   47,000
     Current portion of long term debt                                           1,227,000           1,842,000
                                                                               -----------         -----------
              Total current liabilities                                          3,172,000           3,461,000

Capital lease obligations, less current portion                                    169,000
Long term debt
     Convertible debt                                                            2,412,000
     Long-term debt, less current portion                                        4,898,000           7,316,000
                                                                               -----------         -----------
              Total long term debt                                               7,310,000           7,316,000

     Series C Mandatorily redeemable convertible preferred stock. 01 par value;
         2,500,000 shares authorized, 75,000 shares issued and outstanding at
         December 31, 1999 (aggregate liquidation value of
         $7,500,000)                                                             4,552,000

Commitments and contingencies (Note 12)

Stockholders' equity:
     Series A convertible preferred stock, .01 par value; 750,000 shares authorized, 375,000 shares issued and outstanding at December 31,
         1999 (aggregate liquidation value of $1,500,000)                            4,000
     Common stock, .001 par value, 20,000,000 shares authorized, 12,122,403 and
         11,107,878 shares issued and outstanding at
         December 31, 1999 and 1998                                                 13,000              12,000
     Additional paid in capital                                                 42,477,000          37,798,000
     Warrants to purchase common stock                                           4,346,000
     Accumulated deficit                                                       (37,933,000)        (21,624,000)
                                                                               -----------         -----------
              Total stockholders equity                                          8,907,000          16,184,000
                                                                               -----------         -----------

                                                                               $24,110,000         $26,961,000
                                                                               ===========         ===========

                 SEE INDEPENDENT AUDITORS' REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                               ALYN CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                                                       YEARS
                                                                                       ENDED
                                                                                   DECEMBER 31,
                                                                      1999             1998              1997
                                                                 ------------      ------------      -----------
Net sales                                                          $2,248,000        $1,266,000         $364,000
Costs and expenses
     Cost of goods sold                                             7,934,000         5,402,000          323,000
     Establishment of manufacturing facilities                              -                 -        1,809,000
     General and administrative expenses                            3,825,000         3,216,000        2,633,000
     Selling and marketing                                          1,176,000         1,230,000        1,371,000
     Research and development                                       1,437,000         2,968,000        2,338,000
     Restructuring expenses                                           729,000
                                                                 ------------      ------------      -----------
         Total costs and expenses                                  15,101,000        12,816,000        8,474,000
                                                                 ------------      ------------      -----------

         Operating loss                                           (12,853,000)      (11,550,000)      (8,110,000)

Interest Expense                                                   (2,077,000)         (799,000)          (3,000)

Other Income (expense), net                                          (517,000)         (281,000)         809,000
                                                                 ------------      ------------      -----------

Loss before provision for income taxes                            (15,447,000)      (12,068,000)      (7,304,000)

Provision for income taxes                                              1,000             1,000           12,000
                                                                 ------------      ------------      -----------

Net loss                                                         ($15,448,000)     ($12,069,000)     ($7,316,000)

Value of beneficial conversion feature                               (360,000)

Series B preferred stock dividends                                    (24,000)

Accretion on preferred stock                                         (477,000)

Net loss attributable to common stockholders                     ($16,309,000)     ($12,069,000)     ($7,316,000)
                                                                 ============      ============      ===========

Net loss per share-basic and diluted                                   ($1.43)           ($1.11)          ($0.68)
                                                                 ============      ============      ===========

Weighted average common shares-basic and diluted                   11,405,324        10,669,293       10,750,000
                                                                 ============      ============      ===========

                 SEE INDEPENDENT AUDITORS' REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                          ALYN CORPORATION
                                                  STATEMENTS OF STOCKHOLDERS EQUITY
                                                           CONVERTIBLE                 CONVERTIBLE
                                                         PREFERRED STOCK             PREFERRED STOCK
                                                             SERIES A                    SERIES B              COMMON        STOCK
                                                     ------------------------    ------------------------    ----------   ----------
                                                       SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                                     ----------    ----------    ----------    ----------    ----------   ----------
Balance at January 1, 1997                                                                                   10,749,878       11,000
Net loss                                                                                                              -            -
                                                                                                             ----------   ----------
Balance at December 31, 1997                                                                                 10,749,878       11,000

Common stock contributed                                                                                       (500,000)           -

Common stock issued                                                                                             858,000        1,000

Net loss                                                                                                              -            -
                                                                                                             ----------   ----------
Balance at December 31, 1998                                                                                 11,107,878      $12,000
                                                                                                             ==========   ==========
Issuance of Series A convertible preferred stock
   and warrants                                        $375,000        $4,000

Issuance of Series B redeemable convertible
   preferred stock and warrants                                                       1,500             -

Issuance of Series C mandatorily redeemable convertible preferred stock and warrants

Sale of common stock and warrants                                                                               200,000

Issuance of warrants in connection with
   common stock related to anti-dilution
   penalty on convertible debt                                                                                  149,213

Issuance of common stock in lieu of interest
   payment on convertible debt                                                                                   38,352

Conversion of Series B redeemable convertible
   preferred stock to common stock and issuance
   of warrants.                                                                      (1,500)      626,960         1,000

Value of Series A beneficial conversion feature
Value of Series B beneficial conversion feature
Value of beneficial conversion on convertible debt

Accretion on Series A and Series B convertible
   preferred stock
Accretion on Series C mandatorily redeemable
   convertible preferred stock
Payment of Series B redeemable convertible
   preferred stock cash dividends
Issuance of warrants in connection with issuance
   of convertible debt
Issuance of warrants in connection with amendment
   of convertible debt
Net loss
                                                     ----------    ----------    ----------    ----------    ----------   ----------
Balance at December 31, 1999                            375,000        $4,000             0            $0    12,122,403      $13,000
                                                     ==========    ==========    ==========    ==========    ==========   ==========

                 SEE INDEPENDENT AUDITORS' REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    ALYN CORPORATION
                                           STATEMENTS OF STOCKHOLDERS EQUITY
                                                      ADDITIONAL       WARRANTS TO
                                                        PAID-IN          PURCHASE        ACCUMULATED
                                                        CAPITAL        COMMON STOCK        DEFICIT           TOTAL
                                                      ------------     ------------      ------------     ------------
Balance at January 1, 1997                               33,294,00                         (2,239,000)      31,066,000
Net loss                                                         -                         (7,316,000)      (7,316,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1997                            33,294,000                         (9,555,000)      23,750,000

Common stock contributed                                         -                                  -                -

Common stock issued                                      4,502,000                                  -        4,503,000

Net loss                                                         -                        (12,069,000)     (12,069,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1998                           $37,796,000                       ($21,624,000)     $16,184,000
                                                      ============     ============      ============     ============

Issuance of Series A convertible preferred stock
   and warrants                                          1,199,000          257,000                          1,460,000

Issuance of Series B redeemable convertible
   preferred stock and warrants                          1,303,000           77,000                          1,380,000

Issuance of Series C mandatorily redeemable
   convertible preferred stock and warrants                               3,009,000                          3,009,000

Sale of common stock and warrants                          480,000           74,000                            554,000

Issuance of common stock related to anti-dilution
   penalty on convertible debt                             464,000                                             464,000

Issuance of common stock in lieu of interest
   payment on convertible debt                             112,000                                             112,000

Conversion of Series B redeemable convertible
   preferred stock to common stock and issuance
   of warrants.                                             (1,000)         231,000                            231,000

Value of Series A beneficial conversion feature             40,000                            (40,000)               -
Value of Series B beneficial conversion feature            320,000                           (320,000)               -
Value of beneficial conversion on convertible debt         555,000                                             555,000

Accretion on Series A and Series B convertible
   preferred stock                                         209,000                           (209,000)               -
Accretion on Series C mandatorily redeemable
   convertible preferred stock                                                               (268,000)        (268,000)
Payment of Series B redeemable convertible
   preferred stock cash dividends                                                             (24,000)         (24,000)
Issuance of warrants in connection with issuance
   of convertible debt                                                      216,000                            216,000
Issuance of warrants in connection with amendment
   of convertible debt                                                      482,000                            482,000
Net loss                                                                                  (15,448,000)     (15,448,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1999                           $42,477,000       $4,346,000      ($37,933,000)      $8,907,000
                                                      ============     ============      ============     ============

                 SEE INDEPENDENT AUDITORS' REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 ALYN CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                                             YEARS ENDED DECEMBER 31,
                                                                      1999             1998              1997
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net loss                                                      ($15,448,000)     ($12,069,000)     ($7,316,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                2,666,000         2,395,000          856,000
        Provision for allowance for doubtful accounts                  186,000            60,000           95,000
        Provision for excess and obsolete inventories                   38,000
        Writeoff of goodwill and other assets                          530,000
        Interest expense related to grant of warrants in
         connection with convertible debt amendment                     50,000
        Expense related to grant of warrants upon conversion
         of Series B redeemable convertible preferred stock            231,000
        Expense related to beneficial conversion feature on
         convertible debt                                              555,000
        Interest expense related to warrants granted upon
         issuance of convertible debt                                   60,000
        Interest expense on convertible debt in the form of
         common stock                                                  112,000
        Expense for anti-dilution penalty on convertible debt
         in the form of common stock                                   464,000
        Payment of cash dividends to Series B redeemable
         convertible preferred stock holders                           (24,000)
        Loss on disposal of equipment furniture and fixtures           746,000
    Changes in operating assets and liabilities:
        Accounts receivable, gross                                     (48,000)         (747,000)        (158,000)
        Inventories, gross                                          (1,152,000)         (229,000)        (131,000)
        Other current assets                                           310,000          (223,000)         (54,000)
        Intangible assets                                             (106,000)          (60,000)         (99,000)
        Accounts Payable                                               129,000           112,000         (394,000)
        Accrued and other current liabilities                          150,000           630,000          134,000
        Increase in other assets                                      (140,000)          150,000       (3,385,000)
                                                                  ------------      ------------     ------------
    Net cash used in operating activities                         ($10,691,000)      ($9,981,000)    ($10,452,000)
                                                                  ------------      ------------     ------------

Cash flows used in investing activities:
    Purchase of equipment, furniture and fixtures                     (829,000)       (7,012,000)      (7,333,000)
    Increase (decrease) in restricted cash                           2,062,000        (2,062,000)               -
                                                                  ------------      ------------     ------------
    Net cash flows provided by (used in) investing activities        1,233,000        (9,074,000)      (7,333,000)
                                                                  ------------      ------------     ------------

Cash flows from financing activities:
    Repayment on long-term debt                                     (2,816,000)
    Proceeds from borrowings on convertible debt                     3,000,000
    Proceeds from borrowings on long-term debt                                         2,658,000        6,500,000
    Net proceeds from issuance of Series A convertible
     preferred stock and warrants                                    1,460,000
    Net proceeds from issuance of Series B redeemable
     convertible preferred stock and warrants                        1,380,000
    Net proceeds from issuance of Series C mandatorily
     redeemable convertible preferred stock and warrants             7,292,000
    Proceeds from common stock issued                                  554,000         4,503,000
                                                                  ------------      ------------     ------------

Total cash flows provided by financing activities                   10,870,000         7,161,000        6,500,000

Net increase (decrease) in cash and cash equivalents                 1,412,000       (11,894,000)     (11,285,000)

Cash and cash equivalents at beginning of period                     1,232,000        13,126,000       24,411,000
                                                                  ------------      ------------     ------------
Cash and cash equivalents at end of period                          $2,644,000        $1,232,000      $13,312,600
                                                                  ------------      ------------     ------------

                                                 ALYN CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                                             YEARS ENDED DECEMBER 31,
                                                                      1999             1998              1997
                                                                  ------------      ------------     ------------
Supplemental cash flow information:
Cash paid during the period for income taxes                              $800            $1,000          $12,000
                                                                  ============      ============     ============
Cash paid during the period for interest                            $2,077,000          $799,000           $3,000
                                                                  ============      ============     ============

Non-cash Items:
Accretion of Series A and B preferred stock                           $209,000
                                                                  ============
Accretion of Series C mandatorily redeemable convertible
   preferred stock                                                    $268,000
                                                                  ============
Record Series A convertible preferred stock beneficial
   conversion feature                                                  $40,000
                                                                  ============
Record Series B redeemable convertible preferred stock
   beneficial conversion feature                                      $320,000
                                                                  ============
Conversion of Series B redeemable convertible preferred stock
   to common stock                                                      $1,000
                                                                  ============
Issuance of warrants in connection with amendment of
   convertible debt                                                   $482,000
                                                                  ============
Issuance of warrants in connection with issuance of
   convertible debt                                                   $216,000
                                                                  ============

                 SEE INDEPENDENT AUDITORS' REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ALYN CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of operations

     Alyn Corporation (Alyn or the Company) was incorporated in Delaware in April 1996. Alyn provides customized metal matrix composite (MMC) solutions to meet the specific product needs of its customers in consumer and industrial markets in the form of MMC and hard-alloy products. The Company obtained a patent in January 1996, for the application of Boron Carbide in combination with aluminum in lightweight metal matrix composites under the name Boralyn.


Going concern

The Company has incurred significant losses from operations since inception which raises substantial doubt about the Company's ability to continue as a going concern. In October, 1999 the Company completed the sale of Series C Mandatorily Redeemable Convertible Preferred Stock resulting in net proceeds of $7.3 million for additional working capital. During 2000, the Company will need significant additional amounts of financing to meet its working capital needs. The Company can provide no assurances that additional financing will be available or at commercially reasonable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

      The Company's ability to grow its business and continue as a going concern is highly dependent upon its ability to generate sufficient cash from its operations and to raise needed debt or equity financing. Managements' plans to address these issues include achievement of its operating plan for 2000, raising additional debt and equity investment capital, and use of existing equipment and accounts receivable financing. However, if the Company fails to achieve its operating plan and revenue objectives, working capital may become inadequate. The Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of its trade receivables, inventory and unsecured capital equipment. If the Company is unable to receive adequate debt financing, additional equity financing may be required which may not be available on favorable terms, if at all. The Company's ability to achieve future liquidity and capital funding requirements through its operations will depend on numerous factors, including:

     o results of marketing our metal matrix composite capabilities;
     o market acceptance of our products;
     o the timing of production orders and our ability to delivery products on a timely basis;
     o our costs of sales and timing of growth in sales; and
     o our ability to effectively manage our marketing and manufacturing activities against our operating plan.

Cash and cash equivalents

     Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with an original maturity of three months or less when purchased.


Inventories

     Inventories are stated at the lower of first-in, first-out cost or market.


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


Assets held for sale

      Assets held for sale as of December 31, 1999 primarily include equipment and other assets related to the Companys' computer disk research facility in Fremont, California which was closed during September 1999 and are recorded at their estimated net realizable value, net of estimated selling costs. As of December 31, 1999, a reserve for restructuring of $590,000 remains on the balance sheet and is netted against the net book value of assets held for sale. This represents an expected loss on the sale of certain assets used in the production of disk substrates that are no longer used. It is likely that the facility will be leased as of May, 2000 with an option to buy the equipment available in July 2000.



Intangible assets

      Intangible assets consist of patents for the Boralyn technology. Goodwill and other intangible assets are reviewed for impairment based on estimated undiscounted future cash flows. Goodwill and other intangible assets of $873,000 gross ($530,000 net of accumulated amortization) were written off in 1999 as management determined that the Company would not recover these assets based on an undiscounted cash flow analysis. The Company has reviewed the recoverability of its remaining intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. At December 31, 1999 the Company believes there has been no impairment of the value of these intangible assets. Intangible assets are amortized over the estimated useful life which is ten years.


Income taxes

      Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realized the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.


Long lived assets

     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred based on an undiscounted cash flow analysis. As of December 31, 1999, no such impairment was noted based on the undiscounted cash flow analysis, other than as described elsewhere in Note 1.


Revenue Recognition

     The Company recognizes sales of product at the time of shipment. Payments received prior to performance are recorded as customer advances and recognized upon shipment. The Company performs on-going credit evaluations and maintains reserves for potential credit losses.


Customer concentration

     In 1999, three customers accounted for 67% of total revenue, individually $995,000, 44%; $371,000, 17%; and $126,000, 6%. In 1998, three customers accounted for 49% of total revenue, individually 22%, 15% and 12%. In 1997, three customers accounted for 74% of total revenue, individually 48%, 14% and 12%. The loss of or reduction in sales to any of these customers could have a material adverse effect on the Company's business financial condition and results of operations. As of December 31, 1999, two customers account for 53% of total accounts receivable, individually $340, 000 and $142,000 16%.


Supplier concentration

     Certain of the Company's products utilize materials that are available in the short- term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain materials from a single source. Any inability to obtain single sourced materials in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.


Technology development

     Expenditures for technology development are classified as research and development costs and are charged to expense as incurred.


Net loss per share

     Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reported period. Diluted EPS reflects the potential dilution that could occur if stock options were exercised. For all periods presented, stock options have been excluded from the calculation as they produce an anti-dilutive effect.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Stock-based compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for 1996, the Company continues to account for stock compensation costs in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".


Comprehensive loss

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." For the years ended December 31, 1999, 1998 and 1997, the Company has no reportable differences between net loss and comprehensive loss. Therefore, statements of comprehensive loss have not been presented.


New Accounting Pronouncements

     In June 1998, the Financial Accountancy Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in fiscal year 2001.

     The Company has adopted SFAS No. 131, "Disclosures About Segments in an Enterprise and Related Information". In accordance with SFAS No. 131, the Company has disclosed in Note 13 certain information about operating segments and certain information about the Company's products and geographic areas to which the Company sells its products and major customers.

The following schedule presents an analysis of the Company's net sales based upon geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries. There is no single foreign country which comprises greater than 10% of the Company's net sales.

                                                      NORTH AMERICAN      INTERNATIONAL          TOTAL
                                                      --------------     --------------     --------------
Net sales for the year ended December 31, 1999          $2,127,000           $121,000         $2,248,000
Net sales for the year ended December 31, 1998          $1,164,000           $102,000         $1,266,000
Net sales for the year ended December 31, 1997            $339,000            $25,000           $364,000


NOTE 2.  INVENTORIES
Inventories consist of the following at December 31:

                                                                               DECEMBER 31,
                                                                  -------------------------------------
                                                                      1999                      1998
                                                                  -----------               -----------
        Raw materials                                              $1,142,000                  $237,000
        Work in process                                               346,000                   133,000
        Finished goods                                                 27,000                    31,000
                                                                  -----------               -----------
                                                                   $1,515,000                  $401,000
                                                                  ===========               ===========

NOTE 3.  EQUIPMENT, FURNITURE AND FIXTURES
Equipment, furniture and fixtures consist of the following at December 31:

                                                                      1999                      1998
                                                                  -----------               -----------
        Machinery, equipment and tooling                          $14,100,000               $15,078,000
        Furniture and office equipment                              1,452,000                 1,483,000
        Leasehold improvements                                      7,209,000                 7,259,000
                                                                   22,761,000                23,820,000

        Less: accumulated depreciation and amortization            (5,010,000)               (3,117,000)
                                                                  -----------               -----------
                                                                  $17,751,000               $20,703,000
                                                                  ===========               ===========

NOTE 4.  OTHER ASSETS
Other assets consist of the following at December 31:

                                                                      1999                      1998
                                                                  -----------               -----------
        Deposits on machinery and equipment                          $474,000                  $461,000
        Other                                                         292,000                   165,000
                                                                  -----------               -----------
                                                                     $766,000                  $626,000
                                                                  ===========               ===========

NOTE 5.  ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consist of the following at December 31:

                                                                      1999                      1998
                                                                  -----------               -----------
        Accrued compensation                                          $73,000                  $204,000
        Accrued professional fees                                     501,000                    66,000
        Accrued relocation costs                                            -                   561,000
        Deferred rent                                                 345,000                         -
        Other                                                         187,000                   125,000
                                                                  -----------               -----------
                                                                   $1,106,000                  $956,000
                                                                  ===========               ===========

NOTE 6.  LONG TERM DEBT
Long-term Debt consists of the following at December 31,

                                                                      1999                      1998
                                                                  -----------               -----------
        Convertible debt                                           $2,412,000
        A $2,500,000, 42-month term loan with a commercial
           bank repaid in 1999.                                                              $2,002,000
        An $8,000,000, 72-month term facility with a major
           non-bank financial institution                           6,125,000                 7,156,000
                                                                  -----------               -----------
                                                                   $8,537,000                $9,158,000
        Less current portion of long-term debt                     (1,227,000)               (1,842,000)
                                                                  -----------               -----------
                                                                   $7,310,000                $7,316,000
                                                                  ===========               ===========

         The aggregate maturities of long-term debt are as follows:

                    2000             1,227,000
                    2001             1,345,000
                    2002             3,887,000
                    2003             1,617,000
                    2004               461,000
                                   -----------
                                    $8,537,000
                                   ===========

     In December 1997, the Company established a term loan with a commercial bank. Payments were interest only from January 31, 1998 to April 30, 1998. From May 1, 1998 through May, 1999, monthly principal payments were $60,000 plus interest equal to the prime rate plus 1%. The loan was paid off in May, 1999.

     In December 1997, the Company established an $8,000,000 term facility with a major non-bank financial institution. The Company has received three advances to date totaling $8,000,000: (i) $4,000,000 drawn December 31, 1997 at 9.29%;
payable in monthly installments of $73,000 including principal and interest beginning February 1, 1996 to January 1, 2004, (ii) $2,000,000 drawn June 1, 1998 at 9.19%; payable in monthly installments of $36,000, including principal and interest beginning June 1, 1998 to May 1, 2004, and (iii) $2,000,000 drawn July 11, 1998 at 9.17% payable in monthly installments of 36,000 including principal and interest beginning July 11, 1998 to July 11, 2004. The interest rates are subject to adjustments under the terms of the term facility. The facility is secured by specific manufacturing equipment owned by the Company.

     The provisions of the term facility require the Company to maintain certain financial covenants, including minimum cash and equivalents balances of $5,000,000. The Company received a waiver dated March 30, 2000 for non-compliance with these covenants as of December 31, 1999 and through December 31, 1999.


NOTE 7.  INCOME TAXES

     The provision for income taxes for the year ended December 31, 1999 is comprised of the following:


                         1999      1998       1997
                         ----      ----       ----

Current:

State                    1,000     1,000     12,000
                         -----     -----     ------

Total Provision          1,000     1,000     12,000
                         =====     =====     ======

     The reported provision for income taxes for the fiscal year ended December 31, 1999 differs from the amount computed by applying the statutory federal income tax rate of 34% of the consolidated income (loss) before income taxes as follows:

                                                1999
                                                ----

Benefits computed at statutory rates          (34.00%)
Increase resulting from:
   Goodwill                                     1.07%
   Other, net                                   0.05%
   Change in Valuation Allowance               32.88%
                                              -------
                                                0.00%
                                              =======

     For the years ended December 31, 1998 and 1997, the main reconciling item between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to the consolidated income
(loss) before income taxes is the Change in Valuation Allowance.

     The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                         1999           1998            1997
                                         ----           ----            ----

Net Operating Loss Carryforward      $ 14,787,000   $ 9,767,000     $ 4,465,000
Accrued Liabilities                       615,000       331,000          36,000
Other
                                          252,000        37,000          11,000
                                     ------------   -----------      ----------

Deferred tax assets                    15,654,000    10,135,000       4,512,000

Equipment, furniture & fixtures          (448,000)     (807,000)       (360,000)
                                     ------------   -----------     -----------

Deferred tax liabilities                 (448,000)     (807,000)       (360,000)

Valuation allowance                   (15,206,000)   (9,328,000)     (4,152,000)
                                     ------------   -----------     -----------

                                     ============   ===========     ===========
Net deferred income tax asset        $         -    $        -      $        -
                                     ============   ===========     ===========

     As of December 31, 1999, the Company has provided a valuation allowance of $15,206,000 because realization of the Company's net deferred tax asset is more likely than not due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the company's effective tax rate in future periods.


     The Company has federal and state net operating loss carryforwards as of December 31, 1999 and 1998 of approximately $36,000,000 and $29,000,000 respectively. The federal and state losses begin to expire in the year 2011 and 2001 respectively.

     Utilization of the federal and state net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a three year period as defined in Section 382 of the United States Internal Revenue Code of 1986.


NOTE 8.  CAPITAL LEASES

     Capital lease obligations have been recorded in the accompanying financial statements at the present value of future minimum lease payments.

     Assets financed under capital leases included in equipment, furniture and fixtures are as follows as of December 31, 1999 (there were no assets financed under capital leases as of December 31, 1998):

Equipment                                          $270,000
Less accumulated depreciation and amortization       (2,000)
                                                   --------
                                                   $268,000
                                                   ========

     Depreciation and amortization expense of property financed under capital leases was insignificant for the year ended December 31, 1999.

     Future minimum lease payments under capital leases and the present value of future minimum lease payments are as follows:

                                                    December 31,
                                                    ------------

                                                   2000    $ 47,000
                                                   2001      52,000
                                                   2002      56,000
                                                   2003      60,000
                                                   2004       1,000
                                                           --------
Total future minimum lease payments                         216,000
Less amount representing interest                           (58,000)
                                                           --------
Present value of future minimum lease payments              158,000
Less current portion                                        (47,000)
                                                           --------
                                                           $111,000
                                                           ========


NOTE 9.  DEFINED CONTRIBUTION SAVINGS AND INVESTMENT PLAN

     The Company has a defined contribution savings and investment plan which covers substantially all employees. The Plan provides for the deferral of up to 20% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Company contributions may be made to the plan at the discretion of the Company's Board of Directors. To date, no such contributions have been made. An employee may contribute up to 50% of the first 6% of compensation for each plan year.


NOTE 10. SHAREHOLDERS' EQUITY

     Preferred Stock Series A - On January 8, 1999, the Company sold 375,000 shares of Series A Convertible Preferred Stock (Series A) at a purchase price per share of $4.00 resulting in net proceeds of $1,460,000. Beginning January 8, 2000, the holders of the Series A shall have the right to convert shares of the Series A into such number of fully paid and nonassessable shares of common stock as is obtained by the lessor of the set conversion price of $4.00 per share or the market price defined as (I) multiplying the number of shares of Series A so to be converted by the original purchase price ($4.00), plus a premium on such original purchase price accruing at the rate of 6% per annum, and (II) dividing the result by the conversion price equal to the original purchase price, resulting in a beneficial conversion feature. The beneficial conversion feature attached to the Series A, which was valued by the Company at $40,000 as of December 31, 1999, has been recorded as an increase in additional paid in capital and accumulated deficit during fiscal 1999.

     All outstanding shares of Series A shall automatically convert into shares of common stock on January 8, 2002. The holders of the Series A shall not be entitled to vote. The holders of the shares of Series A shall not be entitled to receive dividends except dividends at the same rate as dividends are paid with respect to the common stock. Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A shall be paid an amount equal to $4.00 per share, plus an amount equal to dividends accrued but unpaid. No dividends were declared or paid on the Series A as of December 31, 1999.

     In the event that upon January 8, 2000, the average of the closing prices of the common stock is less than 1.45 times the closing price ($4.00 per share), the Company shall grant to the holders of the Series A five year warrants to purchase, at an exercise price equal to the anniversary price, such number of common shares determined by formula, not to exceed 120,000. These warrants were ascribed a value of $257,000 using the Black-Scholes Pricing Model. On January 8, 2000, the Company granted to the holders of the Series A warrants to purchase 120,000 shares of common stock at $1.91 per share. On January 18, 2000, the warrants were exercised and the Company issued 120,000 shares of common stock to the holders of the warrants.

     The Company is recording accretion for the offering costs and the value ascribed to the warrants as an increase in additional paid in capital and accumulated deficit. Accretion for Series A was $12,000 for the year ended December 31, 1999.

     Series B - On March 15, 1999, the Company sold 1,500 shares of Series B Exchangeable Preferred Stock (Series B) at a purchase price per share of $1,000 per share resulting in an aggregate purchase price of $1,500,000, net of offering costs of approximately $120,000. Immediately following the issuance of the Series B (subject to certain restrictions), the holders shall have the option to exchange each share of Series B for an amount of shares of common stock equal to the stated value of such shares of Series B determined by a formula. The formula allows the holder of the preferred stock to exchange the Series B at a price equal to the lessor of the set price or the market price, as defined by the agreement, and therefore has a beneficial conversion feature. The Series B are convertible at as much as a 15% discount from the market price, if the market price is less than the set price at the date of conversion. The beneficial conversion feature attached to the Series B, which was valued by the Company at $320,000, was recorded as an increase to additional paid in capital and accumulated deficit during fiscal 1999.

     The holders of the shares of Series B shall be entitled to receive cumulative dividends in the form of cash or common stock in an amount per share of Series B outstanding for such fiscal year equal to $30. Such dividends shall accrue daily and be payable quarterly on April 30, July 31, October 31 and January 31 of each year. Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A shall be paid an amount equal to $1,000 per share, plus an amount equal to dividends accrued but unpaid. Cash dividends totaling $24,000 were declared and paid to the holders of the Series B during fiscal 1999.

     The holders of the Series B also received warrants to purchase 65,000 shares of the Company's common stock at $3.82 per share. The warrants are exercisable after September 15, 1999 and shall terminate September 15, 2002. These warrants were ascribed a value of $77,000 using the Black-Scholes Pricing Model. All of these warrants remain outstanding as of December 31, 1999.

     In October 1999, the holders of the Series B converted all outstanding Series B shares into an aggregate of 626,960 shares of the Company's common stock. In connection with this conversion, the Company issued warrants to the holders of the Series B to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.25 per share. These warrants expire on September 15, 2004. These warrants were ascribed a value of $231,000 using the Black-Scholes Pricing Model and recorded as general and administrative expenses during fiscal 1999. All of these warrants remain outstanding as of December 31, 1999.

     The Company recorded accretion equal to the offering costs and the value ascribed to the warrants as an increase in additional paid in capital and accumulated deficit during the year ended December 31, 1999. Accretion for Series B recorded during fiscal 1999 through the date of conversion was $197,000.

     Series C - On October 8, 1999, the Company sold 75,000 shares of Series C Convertible Preferred Stock (Series C) at a purchase price per share of $100 per share resulting in an aggregate purchase price of &7,500,000, net of offering expenses of approximately $208,000.

     In anticipation of the purchase of the Series C Preferred Stock, the holders of the Series C Preferred Stock provided a $1,000,000 bridge loan to the Company on September 29, 1999 in the form of a demand promissory note (the "Note"). The bridge loan was used for general working capital to reduce outstanding accounts payable. Under the terms of the Note, the loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock purchase, or (iii) an event of default. The Note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999.

     The holders of the Series C have the right to convert all or a portion of such shares into fully paid and nonassessable shares of common stock at a conversion price of $3.00 per share. The Company is required to redeem all of the outstanding shares of Series C on September 30, 2004 at a price equal to $100 per share of preferred stock plus all declared but unpaid dividends. These Series C shares can be redeemed using common stock or cash at the option of the holder. Subject to the terms of the Series C and provided that certain criteria have been met under the agreement, on any date beginning October 8, 2001, the Company has a call option to purchase any or all of the outstanding shares of Series C at $100 per share of preferred stock plus any declared but unpaid dividends.

     In the event that the Company declares and pays dividends on its common stock, the holders of the Series C shall be entitled to receive from the Company a dividend or distribution for the same amount that would have been received if the Series C were converted to common stock. In the event the Company liquidates, dissolves or winds up; the Series C holders shall receive a liquidation value of at least $100 per share of preferred stock. This amount may be higher to account for declared but unpaid dividends. The Series C holders shall vote together with the common stock as a single class. The holders of the Series C are entitled to have 2 directors on the Board of Directors.

     In connection with the sale of the Series C, the Company agreed to issue warrants to the holders of the Series C to purchase up to 1,875,000 shares of common stock at a warrant price of $3.00 per share. The grant of warrants is contingent on the financial performance of the Company during fiscal 2000 as evidenced by a signed audit report to be delivered to the holders of the Series C by March 31, 2001. Any exercisable warrants expire on September 30, 2004. These warrants were ascribed a value of $3,009,000 using the Black-Scholes Pricing Model.

     The Company is recording accretion for the offering costs and the value ascribed to the warrants as an increase in additional paid in capital and accumulated deficit Accretion for Series C was $268,000 for the year ended December 31, 1999.

     Common Stock - In August 1998, the Company completed a common stock rights offering to its existing stockholders. The Company sold 858,000 shares of common stock and received net proceeds of approximately $4.5 million. In connection with this common stock rights offering, the Company's founder transferred 500,000 shares of common stock for no consideration.

     During August 1999, the Company sold 200,000 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $554,000. In connection with the issuance these shares of common stock, the holders of the common stock received warrants to purchase 50,000 shares of the Company's common stock at $3.50 per share. The warrants terminate during August 2004. These warrants were ascribed a value of $74,000 using the Black-Scholes Pricing Model. All of these warrants remain outstanding as of December 31, 1999. All of these warrants remain outstanding as of December 31, 1999.

     During August 1999, the Company issued 149,213 shares of common stock to the holders of the exchangeable promissory note under the anti-dilution provisions of the exchangeable note. The fair value of the common stock at the date of issuance was $464,000. This amount has been recorded as interest expense during fiscal 1999. During September 1999, the Company issued 38,352 shares of common stock to the holder of the exchangeable promissory note in lieu of a $90,000 semi-annual interest payment. The fair value of the common stock at the date of issuance was $112,000. This amount has been recorded as interest expense during fiscal 1999.


NOTE 11.  STOCK OPTIONS

     In July 1996, the Company established a stock incentive plan (the "Plan") for key employees, non-employee directors and consultants to the company who are expected to contribute to the company's future growth and success. Under the Plan, the Company may grant options with respect to a maximum of 1,000,000 shares of common stock. The options will be granted at not less than the fair market value and vest ratably over three or four year periods with exception of the president and CEO's options and certain non-employee director options. In December, 1999, the Company established the 1999 Incentive Stock Option Plan (the 1999 Plan). The 1999 Plan is intended to serve as a comprehensive equity incentive program for the Company's officers, employees and non-employee Board members which will encourage such individuals to remain in the Company's service and more closely align their interests with those of the stockholders. The 1999 Plan is authorized to issue 1,500,000 options. Vesting terms are at the discretion of the Company and are generally over a period of three years.

     Pursuant to SFAS No. 123, the Company has elected to continue using the instrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans.

     Had compensation cost been determined based on the fair value at the grant dates for awards under the stock option plans in accordance with SFAS No. 123, net loss would have been increased by $2,352,000 ($0.19 per share) in 1999, $1,577,000 ($0.15 per share) in 1998 and $773,000 ($0.07 per share) in 1997. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999: historical dividend yield of 0.0%; an expected life of 5 years; historical volatility of 56% and a risk free rate of return of 6%, for 1998: historical dividend yield of 0.0%; an expected life of 5 years; historical volatility of 56.31% and a risk free rate of return of 5.5%, for 1997: historical dividend yield of 0.0%; an expected life of 5 years; and a historical volatility of 56.92% and a risk free rate of return of 6.28%.

The following table summarizes the Company's fixed stock option plan as of December 31, 1999, 1998 and 1997:

                                                  1999                            1998                             1997
                                      -----------------------------   ------------------------------  ------------------------------
                                                      WEIGHTED-AVG.                   WEIGHTED-AVG.                    WEIGHTED-AVG.
                                         SHARES      EXERCISE PRICE      SHARES       EXERCISE PRICE     SHARES       EXERCISE PRICE
                                      ----------     --------------   ----------      --------------  ----------      --------------
Outstanding at beginning of year         929,000           $9.35         525,000           $11.72        383,000           $13.50
Granted                                1,335,000            3.27         544,000             7.47        261,000             9.41
Forfeited                               (651,000)           7.85        (140,000)           10.95       (119,000)           13.16
Outstanding at end of year             1,613,000           $5.78         929,000            $9.35        525,000           $11.72
                                      ==========                      ==========                      ==========
Options exercisable at year end          547,000           $9.50         319,000                         139,000
                                      ==========                      ==========                      ==========
Weighted-average fair value of
   options granted during the year                         $1.76                            $4.02                           $5.44
                                                      ==========                       ==========                      ==========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                             -----------------------------------------------------------     ---------------------------------------
                               NUMBER            WEIGHTED AVERAGE
       RANGE OF              OUTSTANDING             REMAINING          WEIGHTED AVERAGE     NUMBER EXERCISABLE     WEIGHTED AVERAGE
    EXERCISE PRICE           AT 12/31/99         CONTRACTUAL LIFE        EXERCISE PRICE           12/31/99           EXERCISE PRICE
    --------------           -----------         ----------------        --------------           --------           --------------
$1.00 to 4.00                 1,229,000                  9.45                  $3.25                173,000               $3.15
$4.01 to 6.00                    14,000                  8.94                   5.26                 14,000                5.16
$6.01 to 6.00                   197,000                  8.30                   8.90                187,000                7.91
$6.01 to 9.00                    35,000                  7.89                   8.72                 35,000                8.55
$9.00 to 10.00                    5,000                  7.50                   9.75                  5,000                9.67
$11.00 to 13.00                  23,000                  7.50                  11.16                 23,000               11.25
$13.00 to 14.00                 110,000                  6.75                  13.50                110,000               13.50
                             ----------                                                          ----------
$1.00 to 14.00                1,613,000                  9.05                  $5.78                547,000               $9.50
                             ==========                                                          ==========

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Leases

     Future minimum lease payments required under non-cancelable operating leases are as follows: $827,000 in 2000, $853,000 in 2001, $880,000 in 2002,
$908,000 in 2003, $937,000 in 2004 and $2,955,000 thereafter.

     Rent expense totaled $1,282,000 in 1999, $825,000 in 1998, $336,000 in
1997, and $84,000 in 1996. The Company leases its principal executive office facility in Irvine, California, under a lease entered into in June, 1996 and ending on January 31, 2008, with a five year renewal option. The Company's second location is under a ten-year lease commencing on February 1, 1998, with a five-year renewal option.


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


NOTE 13.



                                             ALYN CORPORATION
                                             SEGMENTS REPORT


                                             BUSINESS SEGMENTS
                               ---------------------------------------------
                               EXTRUSIONS         CASTINGS           TOTAL
                               ----------        ----------       ----------
1999
Net Sales                      $2,055,000          $193,000       $2,248,000
Cost of Goods Sold              7,252,000           682,000        7,934,000
                               ----------        ----------       ----------
Gross Profit (loss)           ($5,197,000)        ($489,000)     ($5,686,000)
                               ==========        ==========       ==========

                               EXTRUSIONS         CASTINGS           TOTAL
                               ----------         --------           -----
1998
Net Sales                        $224,000        $1,042,000       $1,266,000
Cost of Goods Sold                956,000         4,446,000        5,402,000
                               ----------        ----------       ----------
Gross Profit (loss)             ($732,000)      ($3,404,000)     ($4,136,000)
                               ==========        ==========       ==========

                               EXTRUSIONS         CASTINGS           TOTAL
                               ----------        ----------       ----------
1997
Net Sales                         $91,000          $273,000         $364,000
Cost of Goods Sold                 81,000           242,000          323,000
                               ----------        ----------       ----------
Gross Profit (loss)               $10,000           $31,000          $41,000
                               ==========        ==========       ==========

The Company has broken down its business into segments. The Company does not allocate specific assets to these segments. Segment information reported includes net sales, cost of goods sold, which includes full production overhead, and gross profit (loss).


NOTE 14.  SUBSEQUENT EVENTS

On March 24, 2000, the Company entered into an agreement with Epicor Software Corporation to settle a lawsuit. Epicor Software Corporation agreed to pay Alyn Corporation approximately $1.8 million, of which Alyn Corporation shall receive a net sum of approximately $1.1 million, net of legal costs.

                                                    SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS


                                                                   BALANCE AT       CHARGES TO
                                                                   BEGINNING         COSTS AND                         BALANCE AT
                         DESCRIPTION                               OF PERIOD         EXPENSES         DEDUCTIONS      END OF PERIOD
                         -----------                               ---------         --------         ----------      -------------
Year ended December 31, 1999:
    Allowance for doubtful accounts........................        $    85,000       $   196,000      $   (10,000)      $   271,000
    Allowance for excess and obsolete inventory............        $         -       $    38,000      $         -       $    38,000

Year ended December 31, 1998:
    Allowance for doubtful accounts........................        $    25,000       $    61,000      $    (1,000)      $    85,000

Year ended December 31, 1997:
    Allowance for doubtful accounts........................        $     4,000       $    21,000      $         -       $    25,000

                                 EXHIBIT INDEX
                                 -------------

           Exhibit
           Number       Description
           ------       -----------

            3.1*        Restated Certificate of Incorporation.

            3.2*        By-Laws of the Registrant.

            4.1*        Specimen Copy of Stock Certificate for shares of Common
                        Stock.

            4.2* Stockholder Agreement, dated as of May 1, 1996, by and among the Company and certain stockholders of the Registrant.

            4.3** Certificate of Designations of Series A Convertible Preferred Stock filed on January 8, 1999.

            4.4** Warrant to Purchase Shares of Common Stock of Alyn Corporation dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

            4.5**       6%  Senior  Exchangeable  Promissory  Note due  March
                        10,  2002   issued  by  Alyn  to   Talisman   Capital
                        Opportunity Fund Ltd.

            4.6**       Registration  Rights  Agreement  dated March 10, 1999
                        by   and   between   Alyn   and   Talisman    Capital
                        Opportunity Fund Ltd.

            4.7**       Warrant   Agreement  dated  March  10,  1999  by  and
                        between Alyn and Talisman  Capital  Opportunity  Fund
                        Ltd.

            4.8**       Certificate of  Designations,  Preferences and Rights
                        of  Series  B  Exchangeable   Preferred  Stock  filed
                        March 18, 1999.

            4.9** Registration Rights Agreement dated March 15, 1999 issued by and between Alyn and each of the Series B Investors listed therein.

            4.10** Certificate of Designations of Series C Convertible Preferred Stock filed on October 4, 1999.

            4.11** Registration Rights Agreement dated October 5, 1999 between Alyn and Fleming US Discovery Fund III, L.P. and Fleming US Discovery Fund III, L.P.

            4.12** Warrant to Purchase Common Stock of Alyn Corporation dated October 8, 1999 by and between Alyn Corporation and Fleming U.S. Discovery Offshore Fund III, L.P.

            4.13** Warrant to Purchase Common Stock of Alyn Corporation dated October 8, 1999 by and between Alyn Corporation and Fleming US Discovery Offshore Fund III, L.P.

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

            10.6*** Exclusive Customer Agreement, dated as of May 13, 1997, by and between True Temper Sports and the Registrant (for which confidential treatment has been granted with respect to certain provisions).

            10.7+ Lease, dated as of July 1, 1997, as amended by First Amendment to Lease, dated as of December 23, 1997, between the Registrant and the Irvine Company, with respect to premises at 17221 Von Karman Avenue, Irvine, California.

            10.8** Series A Convertible Preferred Stock Purchase Agreement dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

            10.9** Loan Agreement dated March 10, 1999 by and between Alyn and Talisman Capital Opportunity Fund Ltd.

            10.10** Series B Exchangeable Preferred Stock and Warrant Purchase Agreement dated March 15, 1999 by and between Alyn and each of the Investors listed therein.

            10.11** Stock and Warrant Purchase Agreement dated September 29, 1999 by and between Alyn and Fleming US Discovery Fund III, L.P.

            10.12** Stock and Warrant Purchase Agreement dated September 29, 1999 by and between Alyn and Fleming US Discovery Offshore Fund III, L.P.

            23.1 Independent Accountants consent. To be filed as an amendment hereto

            23.2        Independent Auditors' Consent.

            27.1        Financial  Data Schedule for the year ended  December
                        31, 1999.

            99.1*       U.S.  Patent  Number  5,496,223,  dated  January  23,
                        1996.

      (b)   Reports on Form 8-K.

            None

      *     Incorporated  by  reference  to  the  Registrant's   Registration
            Statement on Form S-1 (File no. 333-09143) and any amendments thereto.
      **    Incorporated by reference to the Registrant's Registration Statement on Form S-3 (File no. 333-94829) and any amendments thereto.
      ***   Incorporated by reference to the Registrant's Current Report on Form
            8-K, dated August 13, 1997.
      + Incorporated by reference to the Registrant's Form 10K, dated March 25, 1997.