Form 10-K/A
period 1999-12-31
ALYN CORP
filed 2000-05-03
CIK 1015298

As filed with the Securities and Exchange Commission on May 3, 2000

--------------------------------------------------------------------------------

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

                                ALYN CORPORATION

                ------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

--------------------------------------------------------------------------------

          DELAWARE                                          33-0709359
----------------------------                           -------------------
      (State or other                                     (IRS Employer
      jurisdiction of                                  Identification No.)
      incorporation or
       organization)

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

   Yes   No

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

Stock registrar - Chase Mellon Shareholder Services (213) 553-9723. www.chasemellon.com

                                TABLE OF CONTENTS

PART I.......................................................................3
   ITEM 1. BUSINESS..........................................................3
   ITEM 2. PROPERTIES.......................................................17
   ITEM 3. LEGAL PROCEEDINGS................................................17
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............17

PART II.....................................................................19
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................19
   ITEM 6. SELECTED FINANCIAL DATA (In thousands except per share data).....20
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................21
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................24
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................24

PART III....................................................................25
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............25

   ITEM 11. EXECUTIVE COMPENSATION..........................................26

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..32

   ITEM 13. NONE............................................................34

PART IV.....................................................................34
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K........................................................34

SIGNATURES.................................................................S-1

LIST OF FINANCIAL STATEMENTS...............................................F-1

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

   Neutron Absorption. Boron carbide contains a naturally occurring isotope of boron which absorbs (attenuates) neutron radiation, the hazardous radiation element of nuclear energy generation and various military applications. Neutron absorption in Boralyn is primarily a function of the density (referred to as a real density) and degree of uniformity of distribution (i.e., homogeneity) of boron carbide particles within the material. The predictable homogeneity of Boralyn allows for the design of structures specific to a customer's requirements, without incorporating significant additional material.

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

   The Company operates in two industry segments: extrusions and castings. For the purposes of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our business, utilizing the management approach in Note 13 of the "Notes to Financial Statements" under Item 8., "Financial Statements and Supplementary Data." Utilizing the management approach, we have broken down our business based upon the manner in which the product is utilized, that is, extrusions or castings. A summary of our sales by geographic region is incorporated herein by reference from Note 13 of the "Notes to Financial Statements" under Item 8., "Financial Statements and Supplementary Data."

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

TECHNOLOGY DEVELOPMENT AND QUALITY ASSURANCE

   The Company continuously engages in the development of new materials and improvements to its existing formulations and maintains laboratory facilities for these purposes in Irvine, California, as well as uses a network of outside independent test laboratories. The Company's technology development and quality assurance area currently has 7 employees and 1 consultant. Its efforts focus on producing MMCs for various cast, forged and extruded Boralyn applications and on tooling and methods of production. Research and development expense was $1,437,000, $2,968,000 and $2,338,000 for 1999, 1998 and 1997, respectively.

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

   The following table summarizes the patents issued to the Company to date:

                       PATENTS ISSUED TO ALYN CORPORATION

           TITLE             PATENT NO.  ISSUE DATE          DESCRIPTION
           -----             ----------  ----------          -----------

1.  Metal Matrix Composite   5,486,223     1/23/96    Methods and processes for
    and Method of                                      making Boralyn
    Manufacture Thereof

2.  Improved Metal Matrix    5,613,189     3/18/97    Divisional (extension) of
    Compositions and                                   5,486,223
    Method of Manufacture
    Thereof

3.  Metal Matrix Composites  5,669,059     9/16/97    Divisional (extension) of
    and Methods of                                     5,486,223
    Manufacture Thereof

4.  Metal Matrix             5,700,962    12/23/97    Use of boron carbide
    Compositions for                                   metal matrix composites
    Nuclear Shielding                                  for neutron shielding
    Applications

5.  Metal Matrix             5,712,014     1/27/98    Use of boron carbide
    Composition for                                    metal matrix composites
    Substrates Used to                                 for hard-disk substrates
    make Magnetic Disks
    for Hard Drives

6.  Fabrication Methods      5,722,033     2/24/98    Extrusion and casting
    for Metal                                          composite techniques
                                                       for boron carbide metal
                                                       matrix composites

7.  Soluble Core Method      5,803,151     9/8/98     Soluble core casting;
    of Manufacturing Metal                             homogenize mix of salt
    and/or Metal Matrix                                and ceramic
    Composites

8.  Process and Apparatus    5,865,238     2/2/99     "Lock and Load" A1 alloy
    for Die Casting of                                 with variety of ceramics
    Metal Matrix Composite
    Materials from a
    Self-Supporting Billet

9.  Metal matrix             5,895,696     4/20/99    A rigid disk substrate
    compositions for                                   for a magnetic recording
    substrates used to                                 disk is formed of a
    make magnetic disks                                metal-clad ceramic-metal
    for hard disk drives                               matrix composite sandwich
                                                       structure

10. Soluble Core for         5,921,312     7/13/99    An improved soluble core
    Casting                                            for die casting metals or
                                                       metal matrix composites

11. Ceramic-Metal Matrix     5,948,495     9/7/99     A rigid disk substrate
    Composites for                                     for a magnetic
    Magnetic Disk                                      recording disk is
    Substrates for Hard                                formed of a
    Disk Drives                                        ceramic-metal matrix
                                                       composite

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

WE HAVE A LIMITED OPERATING HISTORY, LIMITED REVENUES AND PRIOR LOSSES

  We commenced our materials development activities in 1990. However, we only completed our manufacturing facilities in 1998 and therefore have a very limited operating history. Our limited operating history has resulted in extremely limited revenues through 1999, with total revenues of $2.2 million in 1999, $1.3 million in 1998, $364,000 in 1997 and $194,000 in 1996. Due to these limited revenues and our extensive materials and facilities development activities, we had net losses attributable to common stockholders of $16.1 million, $12.1 million, $7.3 million and $2.3 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. There are no assurances that we will generate sufficient revenues to achieve profitability.

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

WE HAVE A LIMITED MANUFACTURING HISTORY AND A HIGH LEVEL OF MANUFACTURING RISKS

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

WE FACE RAPID TECHNOLOGICAL CHANGE IN OUR INDUSTRY WHICH MAY NECESSITATE DEVELOPMENT OF NEW PRODUCTS

   We operate in a rapidly evolving field -- advanced materials -- that is likely to be affected by future technological developments. Our ability to anticipate changes in technologies, markets and industry trends, and to develop and introduce new and enhanced products on a timely basis will be critical factors in our ability to grow and remain competitive. We cannot be sure that we will be able to develop new products or that any new products can be marketed successfully. In addition, development schedules for new or improved products are inherently difficult to predict and are subject to change as a result of shifting priorities in response to customers' requirements and competitors' new product introductions. If we fail to timely develop and introduce new products or to enhance our current products, our business, operating results and financial condition could be materially adversely affected. Moreover, we expect to devote substantial resources to technology development efforts. For accounting purposes, the costs of those efforts will be recorded as expenses as they are incurred, notwithstanding that the benefits, if any, from our technology development efforts (in the form of increased revenues or decreased product costs) may not be reflected, if at all, until subsequent periods. As a result, our period-to-period operating results could be adversely impacted and difficult to predict.

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

   During fiscal year 1999, Alyn Corporation raised a net of $13,133,000 for working capital and paydown of bank debt which is broken down as follows:

              Series A Convertible
                Preferred Stock               $1,460,000

              Series B Convertible
                Preferred Stock               $1,380,000

              Series C Convertible
                Preferred Stock               $7,293,000

              Convertible Senior
                Exchangeable Note             $3,000,000

   The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, while the Series B Exchangeable Preferred Stock was converted in October 1999 to 626,960 shares of common stock at $2.39. The Exchangeable Note is currently exchangeable for common stock at a set price of $3.645 ("Set Price"). Each of the holders of these securities received registration rights for the common stock underlying their securities and a registration statement for the holders of Series B Exchangeable Preferred Stock ("Exchangeable Preferred Stock") and the Exchangeable Note was filed in April 1999. Additionally, each of these exchangeable securities has an exchange rate that is based on the lesser of the Set Price or the market price at the time the securities are exchanged, with a floor of $2.00 per share. The Exchangeable Preferred Stock and the Exchangeable Note are each exchangeable at up to as much as a 15% discount to the market price if the market price at the time the securities are exchanged is less than the Set Price. At a minimum, the number of shares of common stock issuable upon exchange of all of these securities is 1,617,086. (In addition, we are required to issue a minimum 200,000 shares, up to a maximum of 320,000 shares, of common stock pursuant to warrants granted in connection with these financings.) Any decrease in the price of our stock could result in the issuance of a substantial number of additional common stock shares that would be immediately available for resale on the public market for the Exchangeable Preferred Stock and the Exchangeable Note. Depending upon the trading volume of our stock, any significant block sales of these shares issuable in exchange for these newly issued securities could have an adverse effect on the market price of our stock. Additionally, any perception by the public that these shares might be resold immediately and are not to be held as long term investments could materially and adversely affect our stock price. Any adverse impact on our stock price resulting from these recently issued exchangeable securities would cause these securities to become exchangeable for even more shares of common stock. Also, any negative impact to our stock price caused by these exchangeable securities could impair our ability to raise additional equity capital.

   On October 8, 1999, the company issued 75,000 shares of Series C Convertible preferred stock ("Series C Preferred Stock") for $7,293,000 cash, net of expenses. In anticipation of the October 8 purchase of the Series c Preferred stock, the purchasers of the Series C Preferred Stock provided a $1,000,000 bridge loan to the company on September 29, 1999 in the form of a Demand Promissory Note (the "Note"). The Bridge Loan was used for General

Working Capital to reduce outstanding accounts payable. Under the terms of the Note, the Loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock Purchase, or (iii) an Event of Default. The note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999. The Series C Preferred Stock is convertible into Common Stock at a set price of $3.00, subject to certain anti-dilution provisions in the event the Company issues Common Stock or Securities convertible into Common Stock at a price less than $3.00 per share. The holders of the Series C Preferred Stock received registration rights for the Common Stock underlying their Securities. In accordance with the provisions of the Agreements, the Company filed an Amended Registration Statement on Form S-3/A on October 29, 1999, including such underlying Common Stock. Upon issuance of the Series C Preferred Stock, the Holders were issued Warrants to purchase up to 1,875,000 shares of Common Stock at a price of $3.00 per share. The number of shares subject to purchase will be determined on December 31, 2000, based upon the Company meeting certain target levels of revenue and earnings before interest, depreciation and amortization (EBITDA), and may vary from the full 1,875,000 to zero shares. The Series C Preferred Stock carries no provision for dividends.

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

   The following table sets forth the number of shares of our common stock that we have issued and the maximum number of shares of our common stock that we would be required to issue assuming that all of the following securities are immediately exchanged, converted or exercised for common stock:


                                                                               ISSUED AND            PERCENT OF
                                                     CONVERSION/EXCHANGE   ISSUABLE UPON FULL    OUTSTANDING COMMON
                 TYPE OF SECURITY                      OR ISSUE PRICE          CONVERSION              STOCK
--------------------------------------------         -------------------   ------------------    ------------------

Series A preferred stock                                  $   2.00               750,000                3.8%

Related warrants issued in January 2000                   $   1.91               120,000                0.6%

Common stock issued in October 1999 to
   Series B stockholders as a result of
   conversion of the Series B preferred
   stock                                                  $   2.3925             626,960                3.2%

Warrants issued in March 1999 to Series B
   stockholders                                           $   3.82                65,000                0.3%

Warrants issued in October 1999 to Series B
   stockholders                                           $   3.25               150,000                0.8%

Common stock issued in August 1999 to AMRO
   International, S.A.                                    $   3.00               200,000                1.0%

Warrants issued in August 1999 to AMRO
   International, S.A.                                    $   3.50                50,000                0.3%

Exchangeable note                                         $   2.00             1,500,000                7.7%

Related warrants issued in March 1999                     $   3.0375             135,000                0.7%

Related warrants issued in October 1999                   $   3.00               300,000                1.5%

Common stock issued in August 1999                            N/A                149,213                0.8%

Common stock issued in September 1999 as
   interest payment                                       $   2.3467              38,352                0.2%

Series C preferred stock                                  $   3.00             2,500,000               12.8%

Related warrants issued in October 1999                   $   3.00             1,875,000                9.6%
     Total                                                                     8,459,525               43.2%



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

                               COMMON STOCK
                             -----------------
     CALENDAR YEAR           HIGH         LOW
-----------------------      -----       -----

1996
Fourth Quarter               16.00       10.00

1997
First Quarter                13.50        8.25
Second Quarter               12.62        8.38
Third Quarter                17.62        6.88
Fourth Quarter               16.62        9.50

1998
First Quarter                10.50        7.00
Second Quarter                8.88        5.88
Third Quarter                 5.88        4.63
Fourth Quarter                6.00        3.63

1999
First Quarter                 3.00        2.75
Second Quarter                3.41        2.94
Third Quarter                 2.75        2.52
Fourth Quarter                2.25        2.00

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

ITEM 6.     SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                 ALYN CORPORATION
                                                                             YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                       -----------   -----------    ----------    ----------      ------
Statements of Operations Data:

Total revenue                                            $2,248        $1,266          $364          $194          $319

Costs and expenses:
   Cost of goods sold                                     7,934         5,402           323           114           203
   Establishment of manufacturing facilities                  -             -         1,809           262            --
   General and administrative expenses                    4,250         3,216         2,633         1,310           219
   Selling and marketing                                  1,176         1,230         1,371           610            52
   Research and development                               1,437         2,968         2,338           290            79
   Restructuring expenses                                   729            --            --            --            --
                                                       --------      --------       -------       -------         -----
       Total costs and expenses                          15,526        12,816         8,474         2,586           553
                                                       ========      ========       =======       =======         =====

       Operating loss                                   (13,278)      (11,550)       (8,110)       (2,392)         (234)

Other income (expense), net                               (1938)        (518)          806           139           (10)
                                                       ---------     --------       -------       -------         -----
Loss before provision for income taxes                  (15,216)      (12,068)       (7,304)       (2,253)         (244)
Provision for income taxes                                    1             1            12             2             1
                                                       --------      --------       -------       -------         -----

Net loss                                               ($15,217)     ($12,069)      ($7,316)      ($2,255)        ($245)
                                                       ========      ========       =======       =======         =====

Value of beneficial conversion feature                     (360)
Series B preferred stock dividends                          (24)
Issuance of warrants to Series B holders                   (231)
Accretion on preferred stock                               (268)

Net loss attributable to common stockholders           ($16,100)     ($12,069)      ($7,316)      ($2,255)
                                                       ========      ========       =======       =======

Net loss per share-basic and diluted                        ($1.41)       ($1.11)       ($0.68)       ($0.26)
                                                       ===========   ===========    ==========    ==========

Weighted average common shares-basic and
   diluted                                               11,405        10,869        10,750         8,800
                                                       ========      ========       =======       -------



                                                                                 ALYN CORPORATION
                                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                           1999          1998          1997          1996          1995
                                                        ---------     ----------     --------      --------       ------
Balance Sheet Data:

Working capital (deficit)                                 1,744         1,439        11,717        23,494          (382)
Total assets                                             24,110        26,961        31,127        32,203           128
Long-term debt                                            7,310         7,316         5,501            --           128
Total stockholders' equity (deficit)                     13,459        16,184        23,750        31,066          (490)

------------

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

OVERVIEW

   From the Company's inception in 1990 through the second quarter of 1998, the Company was engaged in research, development, testing and prototype production of advanced metal matrix composite materials, utilizing proprietary technology primarily for the application of boron carbide in combination with aluminum alloys, under the name Boralyn(R). In the third quarter of 1998, the Company made the initial transition from prototype development to production. The Company's extrusion facility was completed in late 1998 and became fully operational in the first quarter of 1999. The Company's first major Boralyn production order was received from Transnuclear, a customer, in the fourth quarter of 1998 and was for use as shielding material in dry storage casks for spent nuclear fuel rods. Shipments began in the first quarter of 1999 and continued throughout the year. The Boralyn shielding has been well received by Transnuclear and has generated a high level of interest in the Company's nuclear shielding for both the dry and wet storage markets. During the first quarter of 1999, the Company received initial orders for Boralyn for use in components for Formula One-race cars. The successful use of the Company's material led to a cooperation and development agreement being executed with Ferrari SpA during the second quarter of 1999. This agreement provides for the development of specialized custom Boralyn alloys for the production of components for Ferrari Formula One and GT cars. The work with Formula One teams has resulted in interest from several leading automotive companies. These companies have started testing Boralyn for use in engines and other automotive components for high-performance production automobiles. The Company has received its first major production order for extruded Boralyn to produce bicycle components in the sporting goods industry. Alyn has developed a new line of composite materials, which have increased strength and can be shaped rather easily. Most of the shapes would be drawn or bent from a tube of Boralyn. Applications in the sporting goods industry include bicycle frames and components, snowshoes and structural assemblies.

   The Company is focusing on relationships with secondary process companies. This strategy will expedite the "development" to "production" phase of the sporting goods products. Such processes may be drawing, machining, bending or welding of the Boralyn composite material. A variety of sporting goods companies received the new material and are undergoing product testing and evaluation. The Company intends to brand name the metal matrix material by having corporate logos on products as well as advertising literature. The Company has also expanded its manufacture of non-Boralyn components for the aerospace industry to gain acceptance by the industry and to generate near-term revenues. Other application areas of Boralyn are in evaluation by different customers and trial orders have been executed. The Company is anticipating positive results from these evaluations with production orders to follow for 2000. While the Company expects to achieve increasing sales levels of Boralyn-based products in 2000, there can be no assurance that such increases will be achieved. The Company was unprofitable this past fiscal year 1999 as well as in 1998 as a result of start-up costs, restructuring charges, and the ongoing costs of maintaining significant production capacity in anticipation of sales growth, and will incur additional losses in the foreseeable future.

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

   General and administrative expenses for the year ended December 31, 1999 increased 32% to $4,250,000 from $3,216,000 in the year ended December 31, 1998. The increase was primarily attributed to search fees, relocation costs of obtaining two senior executives, including a new chief executive officer and higher utilities and rental expense. General and administrative expenses for 1998 increased 22% to $3,216,000 from $2,633,000 in 1997. The increase was primarily the result of doubling the Company's staff in preparation for production, including recruiting, professional services and other administrative costs. Goodwill of $767,000 gross and $492,000 net was not considered recoverable and was therefore written off in 1999.

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

     On September 1, 1999, the Company recorded a charge for restructuring expenses and impairment losses of $729,000 for the planned closure of the Company's computer disk research facility in Fremont, California. This facility had been established to develop the finishing process for Boralyn computer hard-drive disk substrates to demonstrate the feasibility of the Company's material in that application. The restructuring charge included the write-down of equipment to be sold of approximately $590,000; employee severance of $53,000 and remaining facility lease costs. Five employees were identified to be laid off due to the closure. As of December 31, 1999, all severance and lease costs included in the restructuring charge were paid and the equipment held for sale remains on the Company's balance sheet and is stated at net realizable value.

  Other income (expense) of ($1,938,000) in 1999 and ($518,000) in 1998 were comprised mainly of interest expense on indebtedness.

   Provision for income taxes reflects the $1,000 minimum state franchise tax for both 1999 and 1998.

     For the year ended December 31, 1999, net loss applicable to common stock holders was $16,100,000 representing net loss for the year of $15,217,000 plus value of the beneficial conversion feature on the Series A preferred stock ($40,000) and the Series B preferred stock ($320,000), the Series B preferred stock cash dividends ($24,000), and the accretion on the Series C preferred stock ($268,000) and the issuance of warrants to Series B holders ($231,000).

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, the Company had unrestricted cash of $2.6 million and working capital of $1.7 million as compared to $1.4 million in working capital at December 31, 1998. The Company has funded its operations through the net proceeds from its initial public offering in October 1996 of $33.3 million; debt financing of $10.5 million--$6.5 million in December 1997; $4.0 million in the second quarter of 1998. The Company received $4.5 million, net of expenses, from the Common Stock Rights Offering completed in August 1998. In January 1999, the Company completed a Series A Convertible preferred stock offering of $1.46 million, net of expenses. In March 1999, the Company completed a Series B Exchangeable preferred stock offering of $1.4 million, net of expenses, and an exchangeable debt offering of $2.8 million, net of expenses. In August 1999 the Company completed a common stock financing of $554,000 net of expenses. During October, 1999, the Company completed a Series C Preferred Stock equity offering of $7.3 million, net of expenses.

   The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. The Company intends to use additional debt financing for some of its existing and future working capital needs. The Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 2000, it believes that internally generated funds, cash on hand, debt and equity investment capital raised by the Company and planned equipment and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. If the Company fails to reach its planned revenue levels, additional capital may be required. There can be no assurance the company will ever achieve a significant level of sales or profitability.

   During 1999 the Company was provided with $10,871,000 in cash flow from financing activities and $1,233,000 from investing activities and used $10,692,000 in operating activities. The Company had a net increase in cash and cash equivalents of $1,412,000 in 1999 compared with a net cash and cash equivalents decrease of $11,894,000 in 1998. The net cash used in operating activities of $10,692,000 was primarily comprised of a net loss of $15,217,000 with an additional $1,152,000 used for inventory purchases reduced by non-cash depreciation and amortization of $2,665,000 and writeoff of goodwill and other intangibles of $530,000; interest expenses related to the beneficial conversion feature on convertible debt of $555,000; loss on disposal of equipment, furniture and fixtures of $746,000 and expense for the anti-dilution penalty on convertible debt in the form of common stock.

   Cash flows provided by investing activities of $1,233,000, net, included a $2,062,000 increase from the reduction of restricted cash used for the repayment of long term debt offset by $829,000 used for the purchase of equipment, furniture and fixtures.

   Cash flows provided by financing activities of $10,871,000 included proceeds from borrowings on convertible debt of $3,000,000, net proceeds from issuance of Series A convertible preferred stock and warrants of $1,460,000, net proceeds from issuance of Series B convertible preferred stock and warrants of $1,380,000 and net proceeds from issuance of Series C convertible preferred stock and warrants of $7,293,000 offset by the $2,816,000 repayment of long term debt to a major bank.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14 for a list of the Alyn Corporation Financial Statements, and
Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1999 and Supplementary Information filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The Company engaged Deloitte & Touche LLP as its auditors effective February 4, 2000, to audit its financial statements for the year ended December 31, 1999. Alyn has dismissed, and therefore has terminated its client-auditor relationship with PricewaterhouseCoopers LLP, its previous auditors with respect to the audit of Alyn's financial statements. PricewaterhouseCoopers LLP issued an unqualified opinion, with an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern, on the Company's financial statements as of December 31, 1998 and for the years ended December 31, 1997 and 1998.

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

                                    PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Directors and Executive Officers of the Company:

          NAME               AGE                     POSITION
------------------------    -----    ------------------------------------------

Arne van Roon                 55     President, Chief Executive Officer and
                                        Director

Robin A. Carden               43     Founder and Director

Raymond E. Brooks             58     Vice President Finance and Administration,
                                        Chief Financial Officer and Secretary

Robert L. Burr                49     Director & Chairman of the Board

Michael Markbreiter           38     Director

David Edwards                 34     Director

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

   Raymond E. Brooks, 58, succeeded Richard Little as Vice President, Finance and Administration and Chief Financial Officer of the Company in January 2000 after Mr. Little resigned to pursue other interests. Prior to joining Alyn, Mr. Brooks was the Chief Financial Officer and Director of Administration for Rohm Electronics, USA, LLC, based in Nashville, Tennessee, a subsidiary of Rohm Co. Ltd., Kyoto, Japan, a manufacturer and distributor of electronic components to the automotive, computer, telecommunications and consumer industries. He served in that capacity from 1994 to 1999. Prior to that he was Chief Financial Officer/Controller with Rohm Electronics. Mr. Brooks earned his MBA degree, with Honors, from Golden Gate University in San Francisco, and has a Bachelor of Science degree, with Honors, from Arizona State University.

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

   Michael Markbreiter, 38, has been a Director of the Company since May 1996. Mr. Markbreiter is a member of the Company's Executive, Audit and Compensation Committees. Since August 1995, Mr. Markbreiter has been a portfolio manager for private equity investments for Kingdon Capital Management Corp., a manager of investment funds. In April 1994, he co-founded Ram Investment Corp., a venture capital company. From March 1993 to January 1994, he served as a portfolio manager for Kingdon Capital Management Corp. Prior to February 1993, he worked as an analyst at Alliance Capital Management Corp. Since December 1997, Mr. Markbreiter has been a Director of Impax Laboratories, Inc., a publicly traded generic pharmaceutical manufacturing company. Mr. Markbreiter graduated from Cambridge University with a degree in Engineering.

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


                                                     SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION
                                                     --------------------------
                                                                                      NUMBER OF
                                                                                      SECURITIES
                                                                   OTHER ANNUAL       UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR      SALARY      BONUS(2)     COMPENSATION        OPTIONS        COMPENSATION(1)
---------------------------     ----      ------      ------       ------------       ----------      ---------------

Steven S. Price,                1999     $267,016          --           --                 --           $   4,550
former President and            1998      170,803      41,670           --            160,000               5,950
Chief Executive Officer         1997
                                1996                                                                           --

Robin A. Carden                 1999     $162,070          --           --                 --                  --
Founder, Formerly               1998      162,521          --           --                 --               7,200
President and Chief             1997      156,667          --           --                 --               6,900
Executive Officer               1996      100,000      28,500                                             310,985

Arne van Roon                   1999     $121,813                                     750,000               4,550
President and Chief
Executive Officer

Walter R. Menetrey              1999     $  5,666          --           --                 --                  --
Formerly Executive Vice         1998      148,408          --           --                 --                  --
President and Chief             1997      117,708     $27,500           --             50,000                  --
Operating Officer               1996       65,000          --                              --                  --

Richard L. Little               1999     $140,176     $50,000           --             60,000               3,900
Vice President, Finance         1998      135,000      20,000           --                 --               2,400
and Administration and          1997       84,375                       --             40,000               1,500
Chief Financial Officer         1996           --          --                              --                  --

Jon A. Knartzer                 1999      $54,175          --           --                 --               1,700
President of Operations         1998       50,833          --           --             35,000                $800
                                1997           --          --           --                 --                  --
                                1996           --                                          --                  --

------------

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


                                              # OF TOTAL
                                            AWARDS GRANTED        EXERCISE OR                         GRANT DATE
                             OPTIONS        TO EMPLOYEES IN       BASEPRICE(3)       EXPIRATION    PRESENT VALUE(4)
         NAME             GRANTED(1) (#)    FISCAL YEAR(2)          ($/SH)              DATE            ($/SH)
----------------------    --------------    ---------------       ------------       ----------    ----------------

Harry Edelson                100,000               7.5%              3.00             04/09/08           $1.64
Richard Little                60,000               4.5%              3.50             11/02/08           $1.91
James Hesburgh                50,000               3.7%              2.63             12/09/08           $1.44
Arne van Roon                750,000              56.2%              2.63             04/09/09           $1.43

------------

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

(4) Represents grant date valuation computed under the Black-Scholes option pricing model adapted for use in valuing stock options. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised, so there can be no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Grant date values were determined based in part on the following assumptions for 1999: risk-free rate of return of 6%, no dividend yield, expected life of 5 years and historical volatility of 56%; 1998: risk-free rate of return of 5.50%, no dividend yield, expected life of 5 years, and historical volatility of 56.%.

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                         VALUE OF UNEXERCISED
                              NUMBER OF UNEXERCISED     IN-THE-MONEY OPTIONS AT
                               OPTIONS AT FY-END             FY-END ($)(1)
           NAME             EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------  -------------------------  -------------------------

Steven S. Price                  160,000/0
Robin A. Carden                       NA                         NA
Richard L. Little                100,000/100,000                 0/0

------------

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

                       PERFORMANCE MEASUREMENT COMPARISON

   The following data provides a comparison of the cumulative total stockholder return for the period from December 31, 1997 through December 31, 1999 (assuming reinvestment of any dividends) among the Company, the NASDAQ Stock Market-U.S. Index and the Russell 2000 Index.

                 COMPARISON OF 12 MONTH CUMULATIVE TOTAL RETURN
           AMONG ALYN CORPORATION, THE NASDAQ STOCK MARKET U.S. INDEX
         AND THE RUSSELL 2000 INDEX FOR PERIOD ENDED DECEMBER 31, 1999*

* ASSUMES THAT THE VALUE OF THE INVESTMENT IN ALYN CORPORATION COMMON STOCK AND EACH INDEX WAS $100 ON DECEMBER 31, 1996 AND THAT ALL DIVIDENDS WERE REINVESTED.

                                [GRAPHIC OMITTED]

   The foregoing graph is based upon the following data:

                                   CUMULATIVE TOTAL RETURN
                          ------------------------------------------
                          DEC-96      DEC-97      DEC-98      DEC-99
                          ------      ------      ------      ------
Alyn Corporation            100          97          39          14
NASDAQ Stock                100         124         170         247
  Market-U.S. Index
Russell 2000 Index          100         121         116         137

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

                                                    Beneficial Ownership
                                              ------------------------------
Name(1)                                       No. of Shares       % of Total
----                                          -------------       ----------

Fleming US Discovery Fund III, L.P. and
   Fleming US Discovery Offshore Fund
   III, L.P.(2)                                 4,391,666            24.32%
Kingdon Capital Management Corp.(3)             3,235,455            17.92%
Robin A. Carden                                 2,544,500            14.09%
Talisman Capital Opportunity Fund Ltd.(4)       1,607,465             8.90%
Capital Guardian Trust(5)                         928,200             5.14%
Harry Edelson(6)                                  637,000             3.53%
Arne van Roon(7)                                  108,000                 *
James Hesburgh(8)                                  58,333                 *
Richard Little(9)                                  40,000                 *
Michael Markbreiter(10)                            35,000                 *

All executive officers and directors of         2,832,500            15.69%
   the Company as a group (six persons)(11)

------------

*Less than 1%.

(1) The address for each of the persons in the table below is c/o Alyn Corporation, 16761 Hale Avenue, Irvine, California 92606.

(2) Includes 2,500,000 shares of common stock that would be issuable upon conversion of 75,000 shares of Series C Convertible Preferred Stock and warrants to purchase up to 1,875,000 shares of common stock, subject to certain provisions which provide for a reduction in the number of shares of common stock for which the warrants are exercisable upon reaching certain financial performance objectives. Includes options immediately exercisable for 16,666 shares of common stock granted to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. as compensation for Robert L. Burr's and David J. Edwards', employees of Robert Fleming Inc., service on the Board of Directors of the Company.

(3) Includes shares of common stock held by M. Kingdon Offshore NV, Kingdon Associates, L.P. and Kingdon Partners, L.P. Does not include the shares of common stock underlying immediately exercisable options that appear in the table above opposite the name of Michael Markbreiter, a Director of the Company and formerly an employee of Kingdon Capital Management Corp. ("Kingdon"). Mr. Mark Kingdon is the sole shareholder, director and executive officer of Kingdon. Mr. Markbreiter serves on the Board of Directors as the representative of Kingdon.

(4) Includes 1,000,000 shares of common stock that would be issuable upon exchange of $3 million in exchangeable debt, at an assumed price of $3.00 per share, and warrants to purchase 420,000 shares of common stock.

(5) Shares held are as reported as of June 30, 1999 in such stockholder's recent 13D filing.

(6) Includes options immediately exercisable for 35,000 shares of common stock held by Mr. Edelson. Also includes 602,000 shares of common stock held by Edelson Technology Partners III, with respect to which Mr. Edelson disclaims beneficial ownership.

(7) Includes options immediately exercisable for 100,000 shares of common stock. Does not include options to purchase 650,000 shares of common stock which are not immediately exercisable.

(8)  Includes options immediately exercisable for 58,333 shares of common stock.

(9) Includes options immediately exercisable for 40,000 shares of common stock. Does not include options to purchase 120,000 shares of common stock which are not immediately exercisable.

(10) Includes options immediately exercisable for 35,000 shares of common stock.

(11) Includes options immediately exercisable for 280,000 shares of common stock. Does not include (I) 4,391,666 of common stock equivalents held by Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., with respect to which Messrs. Burr and Edwards, Directors, disclaim beneficial ownership; (ii) 602,000 shares of common stock held by Edelson Technology Partners III, with respect to which Mr. Edelson, a former Director, disclaims beneficial ownership and (iii) 3,235,455 shares of common stock held by Kingdon Partners, L.P., Kingdon Associates, L.P. and M. Kingdon Offshore NV, with respect to which Mr. Markbreiter, a Director, disclaims beneficial ownership.

ITEM 13.    NONE

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed with this Report.

     The following documents are filed as part of this report.

1.   Financial Statements

     The financial statements are listed in the accompanying List of Financial Statements covered by the Independent Auditors' Report and the Report of Independent Accountants.

2.   Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1999.

3.   Exhibits

     EXHIBIT

     NUMBER      DESCRIPTION

      3.1*       Restated Certificate of Incorporation.

      3.2*       By-Laws of the Registrant.

      4.1*       Specimen Copy of Stock Certificate for shares of
                 Common Stock.

      4.2* Stockholder Agreement, dated as of May 1, 1996, by and among the Company and certain stockholders of the Registrant.

      4.3** Certificate of Designations of Series A Convertible Preferred Stock filed on January 8, 1999

      4.4.** Warrant to Purchase Shares of Common Stock of Alyn Corporation dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

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

      10.8** Series A Convertible Preferred Stock Purchase Agreement dated January 8, 1999 by and between Alyn and Seaside Partners, L.P.

      10.9* Loan Agreement dated March 10, 1999 by and between Alyn and Talisman Capital Opportunity Fund Ltd.

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

      23.1 Consent of Independent Accountants. To be filed as an amendment hereto.

      23.2       Independent Auditors' Consent.

      27.1       Financial Data Schedule for the year ended December
                 31, 1999.

      99.1*      U.S. Patent Number 5,496,223, dated January 23, 1996.

(b)  Reports on Form 8-K.

     None

     ------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 File no. 333-09143) and any amendments thereto.

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

                                    ALYN CORPORATION

                                    By: /s/ Arne van Roon
                                        -------------------------------------
                                        Arne van Roon
                                        President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                          Title                     Date of Filing
            ---------                          -----                     --------------



/s/ Arne van Roon                  President, Chief Executive            May 3, 2000
------------------------------     Officer and Director
                                   (principal executive officer)
Arne van Roon



/s/ Robert Burr                    Chairman of the Board                 May 3, 2000
------------------------------
Robert Burr



/s/ Raymond Brooks                 Vice President, Finance and           May 3, 2000
------------------------------     Administration and Chief
Raymond Brooks                     Financial Officer (principal
                                   financial and accounting
                                   officer), Secretary



/s/ David Edwards                  Director                              May 3, 2000
------------------------------
David Edwards



/s/ Michael Markbreiter            Director                              May 3, 2000
------------------------------
Michael Markbreiter



/s/ Robin A. Carden                Director                              May 3, 2000
------------------------------
Robin A. Carden




                                ALYN CORPORATION
                                   SCHEDULE I

               ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     INDEX TO FINANCIAL STATEMENTS/SCHEDULE

Independent Auditors' Report - for the year ended December 31, 1999.

Report of Independent Accountants - for the years ended December 31, 1998 and 1997.

Balance Sheets - December 31, 1999 and 1998.

Statements of Operations - Three years ended December 31, 1999.

Statements of Stockholders' Equity - Three years ended December 31, 1999.

Statements of Cash Flows - Three years ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Alyn Corporation

We have audited the accompanying balance sheet of Alyn Corporation (the "Company") at December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Alyn Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 1999 financial statements taken as a whole, presents fairly, in all material respects, the 1999 information set forth therein.

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

DELOITTE AND TOUCHE, LLP

/s/ Deloitte & Touche LLP
-------------------------
Costa Mesa, California
February 28, 2000 except for
Notes 6 and 14 as to which
the date is March 30, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and stockholders of Alyn Corporation:

In our opinion, the balance sheet as of December 31, 1998 and the related statements of operations, stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Alyn Corporation at December 31, 1998, and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule appearing on page F-21 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have not audited the financial statements of Alyn Corporation for any period subsequent to December 31, 1998.



PricewaterhouseCoopers LLP

Costa Mesa, California
January 28, 1999

                                               ALYN CORPORATION
                                                BALANCE SHEETS
                                                                                         DECEMBER 31,
                                                                                   1999                1998
                                                                               -----------         -----------
                                  ASSETS

Current assets:
     Cash and cash equivalents                                                  $2,644,000          $1,232,000
     Restricted cash                                                                                 2,062,000
     Accounts receivable, net of allowance for doubtful accounts of
         $271,000 in 1999 and $85,000 in 1998                                      643,000             781,000
     Inventories, net                                                            1,515,000             401,000
     Other current assets                                                          114,000             424,000
                                                                               -----------         -----------
              Total current assets                                               4,916,000           4,900,000

     Equipment, furniture and fixtures, net                                     17,751,000          20,703,000
     Assets held for sale, net                                                     488,000
     Other assets, net                                                             766,000             626,000
     Intangible assets, net of accumulated amortization of $35,000 in 1999
         and $258,000 in 1998                                                      189,000             732,000
                                                                               -----------         -----------
                                                                               $24,110,000         $26,961,000
                                                                               ===========         ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $792,000            $663,000
     Accrued and other current liabilities                                       1,106,000             956,000
     Current portion of capital lease obligations                                   47,000
     Current portion of long term debt                                           1,227,000           1,842,000
                                                                               -----------         -----------
              Total current liabilities                                          3,172,000           3,461,000

Capital lease obligations, less current portion                                    169,000
Long term debt
     Convertible debt                                                            2,412,000
     Long-term debt, less current portion                                        4,898,000           7,316,000
                                                                               -----------         -----------
              Total long term debt                                               7,310,000           7,316,000

Commitments and contingencies (Note 13)

Stockholders' equity:
     Series A convertible preferred stock, .01 par value; 750,000 shares authorized, 375,000 shares issued and outstanding at December 31,
         1999 (aggregate liquidation value of $1,500,000)                            4,000
     Series C convertible preferred stock, .01 par value; 2,500,000 shares authorized, 75,000 shares issued and outstanding at December 31,
         1999 (aggregate liquidation value of $7,500,000)                        4,552,000
     Common stock, .001 par value, 20,000,000 shares authorized, 12,122,403 and
         11,107,878 shares issued and outstanding at
         December 31, 1999 and 1998                                                 13,000              12,000
     Additional paid in capital                                                 42,268,000          37,796,000
     Warrants to purchase common stock                                           4,346,000
     Accumulated deficit                                                       (37,724,000)        (21,624,000)
                                                                               -----------         -----------
              Total stockholders' equity                                        13,459,000          16,184,000
                                                                               -----------         -----------

                                                                               $24,110,000         $26,961,000
                                                                               ===========         ===========

 SEE INDEPENDENT AUDITORS' REPORT AND REPORT OF INDEPENDENT ACCOUNTANTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                               ALYN CORPORATION
                                           STATEMENTS OF OPERATIONS
                                                                                       YEARS
                                                                                       ENDED
                                                                                   DECEMBER 31,
                                                                      1999             1998              1997
                                                                 ------------      ------------      -----------
Net sales                                                          $2,248,000        $1,266,000         $364,000
Costs and expenses
     Cost of goods sold                                             7,934,000         5,402,000          323,000
     Establishment of manufacturing facilities                              -                 -        1,809,000
     General and administrative expenses                            4,250,000         3,216,000        2,633,000
     Selling and marketing                                          1,176,000         1,230,000        1,371,000
     Research and development                                       1,437,000         2,968,000        2,338,000
     Restructuring expenses                                           729,000
                                                                 ------------      ------------      -----------
         Total costs and expenses                                  15,526,000        12,816,000        8,474,000
                                                                 ------------      ------------      -----------

         Operating loss                                           (13,278,000)      (11,550,000)      (8,110,000)

Interest Expense                                                   (2,077,000)         (799,000)          (3,000)

Other Income, net                                                     139,000           281,000          809,000
                                                                 ------------      ------------      -----------

Loss before provision for income taxes                            (15,216,000)      (12,068,000)      (7,304,000)

Provision for income taxes                                              1,000             1,000           12,000
                                                                 ------------      ------------      -----------

Net loss                                                         ($15,217,000)     ($12,069,000)     ($7,316,000)

Value of beneficial conversion feature                               (360,000)

Series B preferred stock dividends                                    (24,000)

Issuance of warrants to Series B holders                             (231,000)

Accretion on preferred stock                                         (268,000)
                                                                 ------------
Net loss attributable to common stockholders                     ($16,100,000)     ($12,069,000)     ($7,316,000)
                                                                 ============      ============      ===========

Net loss per share-basic and diluted                                   ($1.41)           ($1.11)          ($0.68)
                                                                 ============      ============      ===========

Weighted average common shares-basic and diluted                   11,405,324        10,869,293       10,750,000
                                                                 ============      ============      ===========

 SEE INDEPENDENT AUDITORS' REPORT AND REPORT OF INDEPENDENT ACCOUNTANTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                          ALYN CORPORATION
                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         CONVERTIBLE                 CONVERTIBLE                 CONVERTIBLE
                                                       PREFERRED STOCK             PREFERRED STOCK             PREFERRED STOCK
                                                           SERIES A                    SERIES B                    SERIES C
                                                   ------------------------    ------------------------    ------------------------
                                                     SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance at January 1, 1997
Net loss

Balance at December 31, 1997

Common stock contributed

Common stock issued

Net loss

Balance at December 31, 1998

Issuance of Series A convertible preferred stock
   and warrants                                       375,000        $4,000

Issuance of Series B convertible
   preferred stock and warrants                                                     1,500             -

Issuance of Series C convertible
   preferred stock and warrants                                                                                75,000     4,284,000

Sale of common stock and warrants

Issuance of common stock in connection with anti-dilution penalty on convertible debt

Issuance of common stock in lieu of interest payment on convertible debt

Conversion of Series B convertible
   preferred stock to common stock and issuance
   of warrants.                                                                    (1,500)

Value of Series A beneficial conversion feature
Value of Series B beneficial conversion feature
Value of beneficial conversion on convertible debt

Accretion on Series C convertible preferred stock                                                                           268,000
Payment of Series B convertible
   preferred stock cash dividends
Issuance of warrants in connection with issuance
   of convertible debt
Issuance of warrants in connection with amendment
   of convertible debt
Net loss
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1999                          375,000        $4,000             0            $0        75,000    $4,552,000
                                                   ==========    ==========    ==========    ==========    ==========    ==========

                                ALYN CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        COMMON        STOCK
                                                      ----------   ----------
                                                        SHARES        AMOUNT
                                                      ----------   ----------

Balance at January 1, 1997                            10,749,878      $11,000
Net loss                                                       -            -
                                                      ----------   ----------
Balance at December 31, 1997                          10,749,878       11,000

Common stock contributed                                (500,000)           -

Common stock issued                                      858,000        1,000

Net loss                                                       -            -
                                                      ----------   ----------
Balance at December 31, 1998                          11,107,878       12,000

Issuance of Series A convertible preferred stock and warrants

Issuance of Series B convertible
   preferred stock and warrants

Issuance of Series C convertible
   preferred stock and warrants

Sale of common stock and warrants                        200,000

Issuance of common stock in connection with
    anti-dilution penalty on convertible debt            149,213

Issuance of common stock in lieu of interest
   payment on convertible debt                            38,352

Conversion of Series B convertible
   preferred stock to common stock and issuance
   of warrants.                                          626,960        1,000

Value of Series A beneficial conversion feature
Value of Series B beneficial conversion feature
Value of beneficial conversion on convertible debt

Accretion on Series C convertible preferred stock
Payment of Series B convertible
   preferred stock cash dividends
Issuance of warrants in connection with issuance
   of convertible debt
Issuance of warrants in connection with amendment
   of convertible debt
Net loss
                                                      ----------   ----------
Balance at December 31, 1999                          12,122,403      $13,000
                                                      ==========   ==========

                                                    ALYN CORPORATION
                                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      ADDITIONAL       WARRANTS TO
                                                        PAID-IN          PURCHASE        ACCUMULATED
                                                        CAPITAL        COMMON STOCK        DEFICIT           TOTAL
                                                      ------------     ------------      ------------     ------------
Balance at January 1, 1997                             $33,294,000                        ($2,239,000)     $31,066,000
Net loss                                                         -                         (7,316,000)      (7,316,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1997                            33,294,000                         (9,555,000)      23,750,000

Common stock contributed                                         -                                  -                -

Common stock issued                                      4,502,000                                  -        4,503,000

Net loss                                                         -                        (12,069,000)     (12,069,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1998                            37,796,000                        (21,624,000)      16,184,000


Issuance of Series A convertible preferred stock
   and warrants                                          1,199,000          257,000                          1,460,000

Issuance of Series B convertible
   preferred stock and warrants                          1,303,000           77,000                          1,380,000

Issuance of Series C convertible
   preferred stock and warrants                                           3,009,000                          7,293,000

Sale of common stock and warrants                          480,000           74,000                            554,000

Issuance of common stock related to anti-dilution
   penalty on convertible debt                             464,000                                             464,000

Issuance of common stock in lieu of interest
   payment on convertible debt                             112,000                                             112,000

Conversion of Series B convertible
   preferred stock to common stock and issuance
   of warrants.                                             (1,000)       231,000           (231,000)                -

Value of Series A beneficial conversion feature             40,000                            (40,000)               -
Value of Series B beneficial conversion feature            320,000                           (320,000)               -
Value of beneficial conversion on convertible debt         555,000                                             555,000
                                                                                                  -
Accretion on Series C convertible preferred stock                                            (268,000)               -
Payment of Series B convertible
   preferred stock cash dividends                                                             (24,000)         (24,000)
Issuance of warrants in connection with issuance
   of convertible debt                                                      216,000                            216,000
Issuance of warrants in connection with amendment
   of convertible debt                                                      482,000                            482,000
Net loss                                                                                  (15,217,000)     (15,217,000)
                                                      ------------     ------------      ------------     ------------
Balance at December 31, 1999                           $42,268,000      $4,346,000      ($37,724,000)      $13,459,000
                                                      ============     ============      ============     ============

 SEE INDEPENDENT AUDITORS' REPORT AND REPORT OF INDEPENDENT ACCOUNTANTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 ALYN CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                                             YEARS ENDED DECEMBER 31,
                                                                      1999             1998              1997
                                                                  ------------      ------------     ------------
Cash flows from operating activities:
    Net loss                                                      ($15,217,000)     ($12,069,000)     ($7,316,000)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                2,665,000         2,395,000          856,000
        Provision for allowance for doubtful accounts                  186,000            60,000           95,000
        Provision for excess and obsolete inventories                   38,000
        Writeoff of intangibles and other assets                       530,000
        Interest expense related to grant of warrants in
         connection with convertible debt amendment                     50,000
        Interest expense related to beneficial conversion
         feature on convertible debt                                   555,000
        Interest expense related to warrants granted upon
         issuance of convertible debt                                   60,000
        Interest expense on convertible debt in the form of
         common stock                                                  112,000
        Expense for anti-dilution penalty on convertible debt
         in the form of common stock                                   464,000
        Payment of cash dividends to Series B redeemable
         convertible preferred stock holders                           (24,000)
        Loss on disposal of equipment furniture and fixtures           746,000
    Changes in operating assets and liabilities:
        Accounts receivable, gross                                     (48,000)         (747,000)        (158,000)
        Inventories, gross                                          (1,152,000)         (229,000)        (131,000)
        Other current assets                                           310,000          (223,000)         (54,000)
        Intangible assets                                             (106,000)          (60,000)         (99,000)
        Accounts Payable                                               129,000           112,000         (394,000)
        Accrued and other current liabilities                          150,000           630,000          134,000
        Increase in other assets                                      (140,000)          150,000       (3,385,000)
                                                                  ------------      ------------     ------------
    Net cash used in operating activities                         ($10,692,000)      ($9,981,000)    ($10,452,000)
                                                                  ------------      ------------     ------------

Cash flows used in investing activities:
    Purchase of equipment, furniture and fixtures                     (829,000)       (7,012,000)      (7,333,000)
    Increase (decrease) in restricted cash                           2,062,000        (2,062,000)               -
                                                                  ------------      ------------     ------------
    Net cash flows provided by (used in) investing activities        1,233,000        (9,074,000)      (7,333,000)
                                                                  ------------      ------------     ------------

Cash flows from financing activities:
    Repayment on long-term debt                                     (2,816,000)
    Proceeds from borrowings on convertible debt                     3,000,000
    Proceeds from borrowings on long-term debt                                         2,658,000        6,500,000
    Net proceeds from issuance of Series A convertible
     preferred stock and warrants                                    1,460,000
    Net proceeds from issuance of Series B
     convertible preferred stock and warrants                        1,380,000
    Net proceeds from issuance of Series C convertible
     preferred stock and warrants                                    7,293,000
    Proceeds from common stock issued                                  554,000         4,503,000
                                                                  ------------      ------------     ------------

Total cash flows provided by financing activities                   10,871,000         7,161,000        6,500,000
                                                                  ------------      ------------     ------------
Net increase (decrease) in cash and cash equivalents                 1,412,000       (11,894,000)     (11,285,000)

Cash and cash equivalents at beginning of period                     1,232,000        13,126,000       24,411,000
                                                                  ------------      ------------     ------------
Cash and cash equivalents at end of period                          $2,644,000        $1,232,000      $13,126,000
                                                                  ------------      ------------     ------------

 SEE INDEPENDENT AUDITORS' REPORT AND REPORT OF INDEPENDENT ACCOUNTANTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 ALYN CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                                             YEARS ENDED DECEMBER 31,
                                                                      1999             1998              1997
                                                                  ------------      ------------     ------------
Supplemental cash flow information:
Cash paid during the period for income taxes                              $800            $1,000          $12,000
                                                                  ============      ============     ============
Cash paid during the period for interest                            $2,077,000          $799,000           $3,000
                                                                  ============      ============     ============

Non-cash Items:

Accretion of Series C convertible preferred stock                     $268,000
                                                                  ============
Record Series A convertible preferred stock beneficial
   conversion feature                                                  $40,000
                                                                  ============
Record Series B convertible preferred stock
   beneficial conversion feature                                      $320,000
                                                                  ============
Conversion of Series B convertible preferred stock
   to common stock and issuance of warrants                           $232,000
                                                                  ============
Issuance of warrants in connection with amendment of
   convertible debt                                                   $482,000
                                                                  ============
Issuance of warrants in connection with issuance of
   convertible debt                                                   $216,000
                                                                  ============

 SEE INDEPENDENT AUDITORS' REPORT AND REPORT OF INDEPENDENT ACCOUNTANTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

   The Company's ability to grow its business and continue as a going concern is highly dependent upon its ability to generate sufficient cash from its operations and to raise needed debt or equity financing. Management's plans to address these issues include achievement of its operating plan for 2000, raising additional capital, and use of existing equipment and accounts receivable financing. However, if the Company fails to achieve its operating plan and revenue objectives, working capital may become inadequate. The Company's ability to obtain future financing will be dependent in part on the quality and amount of its trade receivables, inventory and unsecured capital equipment. If the Company is unable to receive adequate debt financing, additional equity financing may be required which may not be available on favorable terms, if at all. The Company's ability to achieve future liquidity and capital funding requirements through its operations will depend on numerous factors, including:

   o  results of marketing its metal matrix composite capabilities;

   o  market acceptance of its products;

   o the timing of production orders and its ability to delivery products on a timely basis;

   o  its costs of sales and timing of growth in sales; and

   o its ability to effectively manage its marketing and manufacturing activities against its operating plan.

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

   Assets held for sale

   Assets held for sale as of December 31, 1999 primarily include equipment and other assets related to the Company's computer disk research facility in Fremont, California which was closed during September 1999. Such assets are stated at their estimated net realizable value.

   Intangible assets

   Intangible assets consist of patents for the Boralyn technology. Goodwill and other intangible assets are reviewed for impairment based on estimated undiscounted future cash flows. Goodwill and other intangible assets of $873,000 ($530,000 net of accumulated amortization) were written off in 1999 as management determined that the Company would not recover these assets based on an undiscounted cash flow analysis. The Company has reviewed the recoverability of its remaining intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. At December 31, 1999 the Company believes there has been no impairment of the value of these intangible assets. Intangible assets are amortized over their estimated useful life of ten years.

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

   Long lived assets

   The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred based on an undiscounted cash flow analysis. As of December 31, 1999, no such impairment was noted other than as described elsewhere in Note 1.

   Revenue Recognition

   The Company recognizes sales of product at the time of shipment. Payments received prior to performance are recorded as customer advances and recognized upon shipment. The Company performs on-going credit evaluations and maintains reserves for potential credit losses.

   Customer concentration

   In 1999, three customers accounted for 67% of total revenue, individually $995,000, 44%; $371,000, 17%; and $126,000, 6%. In 1998, three customers accounted for 49% of total revenue, individually 22%, 15% and 12%. In 1997, three customers accounted for 74% of total revenue, individually 48%, 14% and 12%. The loss of or reduction in sales to any of these customers could have a material adverse effect on the Company's business financial condition and results of operations. As of December 31, 1999, two customers account for 53% of total accounts receivable, individually $340, 000, 37%, and $142,000, 16%.

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

   Technology development

   Expenditures for technology development are classified as research and development costs and are charged to expense as incurred. Research and development expense was $1,437,000, $2,968,000 and $2,338,000 for 1999, 1998 and
1997, respectively.

   Restructuring Expense

   On September 1, 1999, the Company recorded a charge for restructuring expenses and impairment losses of $729,000 for the planned closure of the Company's computer disk research facility in Fremont, California. This facility had been established to develop the finishing process for Boralyn computer hard-drive disk substrates to demonstrate the feasibility of the Company's material in that application. The restructuring charge included the write-down of equipment to be sold of approximately $590,000; employee severance of $53,000 and remaining facility lease costs. Five employees were identified to be laid off due to the closure. As of December 31, 1999, all severance and lease costs included in the restructuring charge were paid and the equipment held for sale remains on the Company's balance sheet and is stated at net realizable value.

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

NOTE 2.     INVENTORIES

   Inventories consist of the following at December 31:

                                                       DECEMBER 31,
                                             -----------------------------
                                                1999                1998
                                             ----------           --------
Raw materials                                $1,142,000           $237,000
Work in process                                 346,000            133,000
Finished goods                                   27,000             31,000
                                             ----------           --------
                                             $1,515,000           $401,000
                                             ==========           ========

NOTE 3.     EQUIPMENT, FURNITURE AND FIXTURES

   Equipment, furniture and fixtures consist of the following at December 31:

                                                1999               1998
                                            -----------        -----------
Machinery, equipment and tooling            $14,100,000        $15,078,000
Furniture and office equipment                1,452,000          1,483,000
Leasehold improvements                        7,209,000          7,259,000
                                            -----------        -----------
                                             22,761,000         23,820,000
Less: accumulated depreciation and           (5,010,000)        (3,117,000)
   amortization                             -----------        -----------
                                            $17,751,000        $20,703,000
                                            ===========        ===========

NOTE 4.     OTHER ASSETS

   Other assets consist of the following at December 31:

                                                  1999               1998
                                               --------           --------
Deposits on machinery and equipment            $474,000           $461,000
Other                                           292,000            165,000
                                               --------           --------
                                               $766,000           $626,000
                                               ========           ========

NOTE 5.     ACCRUED AND OTHER CURRENT LIABILITIES

   Accrued and other current liabilities consist of the following at December
31:

                                                1999                1998
                                             ----------           --------
Accrued compensation                            $73,000           $204,000
Accrued professional fees                       501,000             66,000
Accrued relocation costs                              -            561,000
Deferred rent                                   345,000                  -
Other                                           187,000            125,000
                                             ----------           --------
                                             $1,106,000           $956,000
                                             ==========           ========

NOTE 6.  LONG TERM DEBT

   Long-term Debt consists of the following at December 31,

                                                1999               1998
                                             ----------         ----------
Exchangeable promissory note                 $2,412,000
A $2,500,000, 42-month term loan with a
  commercial bank repaid in 1999                                $2,002,000
An $8,000,000, 72-month term facility
  with a major non-bank financial
  institution                                 6,125,000          7,156,000
                                             ----------         ----------
                                              8,537,000          9,158,000
Less current portion of long-term debt       (1,227,000)        (1,842,000)
                                             ----------         ----------
                                             $7,310,000         $7,316,000
                                             ==========         ==========

   The aggregate maturities of long-term debt are as follows:

               2000                  $1,227,000
               2001                   1,345,000
               2002                   3,887,000
               2003                   1,617,000
               2004                     461,000
                                   --------------
                                     $8,537,000
                                   ==============

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

   The provisions of the term facility require the Company to maintain certain financial covenants, including minimum cash and equivalents balances of $5,000,000. The Company received a waiver dated March 30, 2000 for non-compliance with these covenants as of December 31, 1999 and through December 31, 2000.

   During March 1999, the Company issued an exchangeable promissory note for an original principal amount of $3,000,000. The exchangeable promissory note bears interest at 6% per annum and interest-only payments are due bi-annually during September and March. The exchangeable promissory note is due during March 2002. The outstanding principal amount plus any accrued but unpaid interest is exchangeable at the election of the holder of the Company's common stock. The exchange price of the exchangeable note is equal to either (1) $3.645 per share or (2) the average of any three closing bid prices as reported by Bloomberg for 22 trading days immediately preceding the applicable exchange date discounted by up to 15%, at the holder's sole discretion. The actual discount is 8% through September 6, 1999, 12% through December 5, 1999 and 15% after December 5, 1999. In no case will the exchange price be less than $2.00 per share. The beneficial conversion feature attached to the exchangeable promissory note, which was valued by the Company at $555,000, was recorded as debt discount and amortized as additional interest expense during fiscal 1999.

   In connection with the issuance of the exchangeable promissory note, the holders received warrants to purchase 135,000 shares of common stock at $3.0375 per share. The warrants terminate during March, 2004. These warrants were ascribed a value of $216,000 using the Black Scholes Pricing Model. This amount has been recorded as debt discount and is being amortized to interest expense over the life of the exchangeable promissory note. As of

December 31, 1999, $60,000 of this amount has been amortized and recorded as interest expense. All of these warrants remain outstanding as of December 31, 1999.

   During October 1999, the Company issued warrants to the holders of the exchangeable promissory note to purchase 300,000 shares of common stock at an exercise price of $3.00 per share. The warrants terminate during October 2004. These warrants were ascribed a value of $482,000 using the Black Scholes Pricing Model. This amount has been recorded as debt discount and is being amortized to interest expense over the life of the exchangeable promissory note. As of December 31, 1999, $50,000 of this amount has been amortized and recorded as interest expense. All of these warrants remain outstanding as of December 31, 1999.

   The exchangeable promissory note does not contain any financial covenants.

NOTE 7.     INCOME TAXES

   The provision for income taxes for the year ended December 31, 1999 is comprised of the following:

                                          1999          1998           1997
                                         ------        ------        -------
Current:
State                                    1,000          1,000        12,000
                                         -----          -----        ------
Total Provision                          1,000          1,000        12,000
                                         =====          =====        ======

   The reported provision for income taxes for the fiscal year ended December 31, 1999 differs from the amount computed by applying the statutory federal income tax rate of 34% of the loss before income taxes as follows:

                                           1999
                                         --------
Benefits computed at statutory rates     (34.00%)
Increase resulting from:
Goodwill                                   1.07%
Other, net                                 0.05%
Change in Valuation Allowance             32.88%
                                         ------
                                           0.00%
                                         ======

   For the years ended December 31, 1998 and 1997, the main reconciling item between the reported provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to the loss before income taxes is the Change in Valuation Allowance.

   The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                     1999            1998             1997
                                 -----------      ----------       ----------
Net Operating Loss Carryforward  $14,787,000      $9,767,000       $4,465,000
Accrued Liabilities                  615,000         331,000           36,000
Other                                252,000          37,000           11,000
                                 -----------      ----------       ----------
Deferred tax assets               15,654,000      10,135,000        4,512,000
Equipment, furniture & fixtures     (448,000)       (807,000)        (360,000)
                                 -----------      ----------       ----------
Deferred tax liabilities            (448,000)       (807,000)        (360,000)
Valuation allowance              (15,206,000)     (9,328,000)      (4,152,000)
                                 -----------      ----------       ----------
Net deferred income tax asset    $         -      $        -       $        -
                                 ===========      ==========       ==========

   As of December 31, 1999, the Company has provided a valuation allowance of $15,206,000 because realization of the Company's net deferred tax asset is unlikely due to the historical losses incurred by the Company, and the uncertainty as to profits in the future. Any realization of the Company's net deferred tax asset would reduce the company's effective tax rate in future periods.

   The Company has federal and state income tax net operating loss carryforwards as of December 31, 1999 of approximately $35,000,000 and $29,000,000, respectively. The federal and state income tax losses begin to expire in the year 2011 and 2001 respectively. State income tax losses expected to expire in the year 2001 are approximately $2,400,000.

   Utilization for federal and state income tax purposes of the net operating loss and research and development credit carryforwards could be limited in future years if the Company were to experience a greater than 50 percent change in ownership within a three year period as defined in Section 382 of the United States Internal Revenue Code of 1986. As of December 31, 1999, the Company has experienced approximately a 40% change of ownership. If a greater than 50% ownership change occurs in the future, the limitation on the annual utilization of the net operating loss carryforward will generally be determined by the fair market value of the Company's common stock on the change date multiplied by the long term tax exempt interest rate.

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

   Future minimum lease payments under capital leases and the present value of future minimum lease payments are as follows:

                                                 DECEMBER 31,
                                           -------------------------
                                           2000             $ 47,000
                                           2001               52,000
                                           2002               56,000
                                           2003               60,000
                                           2004               59,000
                                                            --------
Total future minimum lease payments                          274,000
Less amount representing interest                            (58,000)
                                                            --------
Present value of future minimum                              216,000
   lease payments
Less current portion                                         (47,000)
                                                            --------
                                                            $169,000
                                                            ========

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

NOTE 10.    STOCKHOLDERS' EQUITY

   Preferred Stock Series A - On January 8, 1999, the Company sold 375,000 shares of Series A Convertible Preferred Stock (Series A) at a purchase price per share of $4.00 resulting in net proceeds of $1,460,000. Beginning January 8, 2000, the holders of the Series A shall have the right to convert shares of the Series A into such number of fully paid and nonassessable shares of common stock as is obtained by the lesser of the set conversion price of $4.00 per share or the market price with a floor of $2.00 per share defined as (I) multiplying the number of shares of Series A so to be converted by the original purchase price ($4.00), plus a premium on such original purchase price accruing at the rate of 6% per annum, and (II) dividing the result by the conversion price equal to the original purchase price, resulting in a beneficial conversion feature. The beneficial conversion feature attached to the Series A, which was valued by the Company at $40,000 as of December 31, 1999, has been recorded as an increase in additional paid in capital and accumulated deficit during fiscal 1999.

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

   Series B - On March 15, 1999, the Company sold 1,500 shares of Series B Exchangeable Preferred Stock (Series B) at a purchase price per share of $1,000 per share resulting in an aggregate purchase price of $1,500,000, net of offering costs of approximately $120,000. Immediately following the issuance of the Series B (subject to certain restrictions), the holders shall have the option to exchange each share of Series B for an amount of shares of common stock equal to the stated value of such shares of Series B determined by a formula. The formula allows the holder of the preferred stock to exchange the Series B at a price equal to the set price or the market price with a floor of $2.00 per share, as defined by the agreement, and therefore has a beneficial conversion feature. The Series B are convertible at as much as a 15% discount from the market price, if the market price is less than the set price at the date of conversion. The beneficial conversion feature attached to the Series B, which was valued by the Company at $320,000, was recorded as an increase to additional paid in capital and accumulated deficit during fiscal 1999.

   The holders of the shares of Series B shall be entitled to receive cumulative dividends in the form of cash or common stock in an amount per share of Series B outstanding for such fiscal year equal to $30. Such dividends shall accrue daily and be payable quarterly on April 30, July 31, October 31 and January 31 of each year. Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series B shall be paid an amount equal to $1,000 per share, plus an amount equal to dividends accrued but unpaid. Cash dividends totaling $24,000 were declared and paid to the holders of the Series B during fiscal 1999.

   The holders of the Series B also received warrants to purchase 65,000 shares of the Company's common stock at $3.82 per share. The warrants are exercisable after September 15, 1999 and shall terminate September 15, 2002. These warrants were ascribed a value of $77,000 using the Black-Scholes Pricing Model. All of these warrants remain outstanding as of December 31, 1999.

  In October 1999, the holders of the Series B converted all outstanding Series B shares into an aggregate of 626,960 shares of the Company's common stock. In connection with this conversion, the Company issued warrants to the holders of the Series B to purchase an aggregate of 150,000 shares of common stock at an exercise price of $3.25 per share. These warrants expire on September 15, 2004. These warrants were ascribed a value of $231,000 using the Black-Scholes Pricing Model and recorded as an increase in warrants to purchase common stock and accumulated deficit during fiscal 1999. All of these warrants remain outstanding as of December 31, 1999.

   Series C - On October 8, 1999, the Company sold 75,000 shares of Series C Convertible Preferred Stock (Series C) at a purchase price per share of $100 per share resulting in an aggregate purchase price of $7,500,000, net of offering expenses of approximately $207,000.

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

  The holders of the Series C have the right to convert all or a portion of such shares into fully paid and nonassessable shares of common stock at a conversion price of $3.00 per share. The Company is required to redeem all of the outstanding shares of Series C on September 30, 2004 at a price equal to $100 per share of preferred stock plus all declared but unpaid dividends. These Series C shares can be redeemed using common stock or cash at the option of the Company. Pursuant to certain events under the agreement, the shares of Series C may be redeemable at the option of the holder. Subject to the terms of the Series C and provided that certain criteria have been met under the agreement, on any date beginning October 8, 2001, the Company has a call option to purchase any or all of the outstanding shares of Series C at $100 per share of preferred stock plus any declared but unpaid dividends. In the event that the Company declares and pays dividends on its common stock, the holders of the Series C shall be entitled to receive from the Company a dividend or distribution for the same amount that would have been received if the Series C were converted to common stock.

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

   In connection with the sale of the Series C, the Company agreed to issue warrants to the holders of the Series C to purchase up to 1,875,000 shares of common stock at a warrant price of $3.00 per share. The number of warrants is contingent on the financial performance of the Company during fiscal 2000 as evidenced by a signed audit report to be delivered to the holders of the Series C by March 31, 2001. Any exercisable warrants expire on September 30, 2004. These warrants were ascribed a value of $3,009,000 using the Black-Scholes Pricing Model.

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

   During August 1999, the Company sold 200,000 shares of common stock at $3.00 per share, resulting in net proceeds of approximately $554,000. In connection with the issuance of these shares of common stock, the holders of the common stock received warrants to purchase 50,000 shares of the Company's common stock at $3.50 per share. The warrants terminate during August 2004. These warrants were ascribed a value of $74,000 using the Black-Scholes Pricing Model. All of these warrants remain outstanding as of December 31, 1999. All of these warrants remain outstanding as of December 31, 1999.

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

   Pursuant to SFAS No. 123, the Company has elected to continue using the instrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option grants.

   Had compensation cost been determined based on the fair value at the grant dates for awards under the stock option plans in accordance with SFAS No. 123, net loss would have been increased by $2,352,000 ($0.21 per share) in 1999, $1,577,000 ($0.15 per share) in 1998 and $773,000 ($0.07 per share) in 1997. As required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999: historical dividend yield of 0.0%; an expected life of 5 years; historical volatility of 56% and a risk free rate of return of 6%, for 1998: historical dividend yield of 0.0%; an expected life of 5 years; historical volatility of 56% and a risk free rate of return of 5.5%, for 1997: historical dividend yield of 0.0%; an expected life of 5 years; and a historical volatility of 57% and a risk free rate of return of 6.28%.

   The following table summarizes the Company's fixed stock option plan as of December 31, 1999, 1998 and 1997:

                                                  1999                            1998                             1997
                                      ------------------------------  ------------------------------  ------------------------------
                                                    WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                        SHARES       EXERCISE PRICE     SHARES       EXERCISE PRICE    SHARES       EXERCISE PRICE
                                      ----------    ----------------  ----------    ----------------  ----------   ----------------
Outstanding at beginning of year         929,000           $9.35         525,000           $11.72        383,000           $13.50
Granted                                1,335,000            3.27         544,000             7.47        261,000             9.41
Forfeited                               (651,000)           7.85        (140,000)           10.95       (119,000)           13.16
                                      ----------                      ----------                      ----------
Outstanding at end of year             1,613,000           $4.88         929,000            $9.35        525,000           $11.72
                                      ==========                      ==========                      ==========
Options exercisable at year end          474,000           $7.95         319,000            $8.50        139,000           $13.29
                                      ==========                      ==========                      ==========
Weighted-average fair value of
   options granted during the year                         $1.76                            $4.02                           $5.44
                                                      ==========                       ==========                      ==========

   The following table summarizes information about stock options outstanding at December 31, 1999:

                                                OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                      ------------------------------------------------------------------     ---------------------------------------
                               NUMBER            WEIGHTED AVERAGE
       RANGE OF              OUTSTANDING             REMAINING          WEIGHTED AVERAGE     NUMBER EXERCISABLE     WEIGHTED AVERAGE
    EXERCISE PRICE      AT DECEMBER 31, 1999     CONTRACTUAL LIFE        EXERCISE PRICE      DECEMBER 31, 1999       EXERCISE PRICE
    --------------    ----------------------     ----------------        --------------      ------------------     ----------------
$1.00 to 2.00                   135,000                 10.00                 $ 1.87                 -                       -
$2.01 to 3.00                   910,000                  9.85                   2.69              100,000                 2.63
$3.01 to 4.00                   184,000                  9.45                   3.42                 -                       -
$4.01 to 6.00                    14,000                  8.97                   5.26               14,000                 5.16
$6.01 to 8.00                   197,000                  8.30                   7.90              187,000                 7.91
$8.01 to 9.00                    35,000                  7.89                   8.72               35,000                 8.55
$9.01 to 10.00                    5,000                  7.50                   9.75                5,000                 9.67
$11.00 to 13.00                  23,000                  7.50                  11.16               23,000                11.25
$13.01 to 14.00                 110,000                  6.75                  13.50              110,000                13.50
                             ----------                                                          --------
$1.00 to 14.00                1,613,000                  9.05                  $4.88              474,000               $ 7.95
                             ==========                                                          ========

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

NOTE 13.    SEGMENTS

   Utilizing the management approach, the Company has classified its business into two segments: extrusions and castings. The Company does not allocate specific assets to these segments. Segment information reported includes net sales, cost of goods sold, which includes full production overhead, and gross profit (loss).

                                          BUSINESS SEGMENTS
                        ----------------------------------------------------
                         EXTRUSIONS           CASTINGS             TOTAL
                        ------------         -----------        ------------

1999
  Net Sales              $2,055,000            $193,000         $ 2,248,000
  Cost of Goods Sold      7,252,000             682,000           7,934,000
                        -----------           ---------         -----------
  Gross Profit (loss)   ($5,197,000)          ($489,000)        ($5,686,000)
                        ===========           =========         ===========


                         EXTRUSIONS           CASTINGS             TOTAL
                        ------------         -----------        ------------
1998
  Net Sales              $  224,000          $ 1,042,000        $ 1,266,000
  Cost of Goods Sold        956,000            4,446,000          5,402,000
                         ----------          -----------        -----------
  Gross Profit (loss)     ($732,000)         ($3,404,000)       ($4,136,000)
                         ==========          ===========        ===========


                         EXTRUSIONS           CASTINGS             TOTAL
                        ------------         -----------        ------------

1997
  Net Sales              $   91,000            $273,000            $364,000
  Cost of Goods Sold         81,000             242,000             323,000
                         ----------            --------            --------
  Gross Profit (loss)    $   10,000            $ 31,000            $ 41,000
                         ==========            ========            ========

   The following schedule presents an analysis of the Company's net sales based upon geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries. There is no single foreign country which comprises greater than 10% of the Company's net sales.

                                     NORTH AMERICAN   INTERNATIONAL     TOTAL
                                     --------------   -------------     -----

Net sales for the year ended           $2,127,000       $121,000      $2,248,000
December 31, 1999

Net sales for the year ended           $1,164,000       $102,000      $1,266,000
December 31, 1998

Net sales for the year ended             $339,000        $25,000      $  364,000
December 31, 1997


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

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                   BALANCE AT       CHARGES TO
                                                                   BEGINNING         COSTS AND                         BALANCE AT
                         DESCRIPTION                               OF PERIOD         EXPENSES         DEDUCTIONS      END OF PERIOD
                         -----------                               ---------         --------         ----------      -------------
Year ended December 31, 1999:
    Allowance for doubtful accounts........................        $    85,000       $   196,000      $   (10,000)      $   271,000
    Allowance for excess and obsolete inventory............        $         -       $    38,000      $         -       $    38,000

Year ended December 31, 1998:                                                -                 -                -                 -
    Allowance for doubtful accounts........................        $    25,000       $    61,000      $    (1,000)      $    85,000

Year ended December 31, 1997:                                                -                 -                -                 -
    Allowance for doubtful accounts........................        $     4,000       $    21,000      $         -       $    25,000


                                  EXHIBIT INDEX

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

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