Form 10-Q
period 2000-03-31
ALYN CORP
filed 2000-05-19
CIK 1015298

U. S.
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000.

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________.

                       Commission file number 000-21153.



                                ALYN CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                                 33-0709359
         ------------------------------                  -------------------
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

Common Stock, $.001 par value; 12,401,970 shares as of  May 19, 2000

                                ALYN CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

                                                                        PAGE
                                                                        NUMBER

PART I.     FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets -
                  March 31, 2000 (unaudited) and December 31, 1999         3

            Statements of Operations -
                  Three months ended March 31, 2000 (unaudited) and
                  March 31, 1999 (unaudited)                               4

            Statements of Cash Flows -
                  Three months ended March 31, 2000 (unaudited) and
                  March 31, 1999 (unaudited)                               5

            Notes to Financial Statements
                  (unaudited)                                              6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                             19

PART II.    OTHER INFORMATION                                             20


SIGNATURES                                                                21


                                               ALYN CORPORATION
                                                BALANCE SHEETS

                                                                             MARCH 31,        DECEMBER 31,
                                                                                2000              1999
                                                                          ----------------  -----------------
                              ASSETS                                           (UNAUDITED)
Current assets:
       Cash and cash equivalents                                                $1,225,000        $2,644,000
       Accounts receivable, net                                                    621,000           643,000
       Inventories, net                                                          1,576,000         1,515,000
       Other current assets                                                        117,000           114,000
                                                                          ----------------  -----------------
             Total current assets                                                3,539,000         4,916,000

       Equipment, furniture and fixtures, net                                   17,285,000        17,751,000
       Assets held for sale, net                                                   488,000           488,000
       Other assets                                                                819,000           766,000
       Intangible assets, net                                                      186,000           189,000
                                                                          ----------------  -----------------
                                                                               $22,317,000       $24,110,000
                                                                          ================  =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $961,000          $792,000
       Accrued and other current liabilities                                     1,068,000         1,106,000
       Short term borrowings                                                        63,000
       Current portion of capital lease obligations                                 36,000            47,000
       Current portion of long term debt                                           931,000         1,227,000
                                                                          ----------------  -----------------
             Total current liabilities                                           3,059,000         3,172,000

Capital lease obligations, less current portion                                    169,000           169,000

Long term debt
       Convertible debt                                                          2,480,000         2,412,000
       Long-term debt, less current portion                                      4,898,000         4,898,000
                                                                          ----------------  -----------------
             Total long term debt                                                7,378,000         7,310,000

Stockholders' equity:
       Series A convertible preferred stock, .01 par value;
             750,000 shares authorized, 300,000 and
             375,000 shares issued and outstanding at
             March 31, 2000 and December 31, 1999 (aggregate liquidation
             value of $1,200,000)                                                    3,000             4,000

       Series C redeemable convertible preferred stock
             .01 par value; 2,500,000 shares authorized, 75,000 shares issued and outstanding at March 31, 2000 and December 31, 1999.
             (aggregate liquidation value of $7,500,000)                         4,552,000         4,552,000

       Common stock, .001 par value,  20,000,000 shares
             authorized, 12,401,970 and 12,122,403 shares issued
             and outstanding at March 31, 2000 and December 31
             1999.                                                                 243,000            13,000
       Additional paid in capital                                               42,827,000        42,477,000
       Warrants to purchase common stock                                         4,089,000         4,346,000
       Accumulated deficit                                                     (40,003,000       (37,933,000)
                                                                          ----------------  -----------------
             Total stockholders' equity                                         11,711,000        13,459,000
                                                                          ----------------  -----------------
                                                                              $ 22,317,000      $ 24,110,000
                                                                          ================  =================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                               ALYN CORPORATION
                                           STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     2000              1999
                                                 ------------------------------

Net sales                                          $459,000          $826,000


Costs and expenses

     Cost of goods sold                           1,779,000         2,052,000
     General and administrative expenses            641,000           570,000
     Selling and marketing                          308,000           281,000
     Research and development                       320,000           406,000
                                                 ------------------------------
                 Total costs and expenses         3,048,000         3,309,000
                                                 ------------------------------

                 Operating loss                  (2,589,000)       (2,483,000)

Interest expense, net                              (276,000)         (237,000)

Other income                                      1,072,000
                                                 ------------------------------

Loss before provision for income taxes           (1,793,000)       (2,720,000)

Provision for income taxes                            1,000             1,000
                                                 ------------------------------

Net loss                                        ($1,794,000)      ($2,721,000)

Preferred stock dividends                                             (78,000)

Accretion on preferred stock                       (268,000)

Value of beneficial conversion feature               (8,000)

                                                 ------------------------------
Net loss attributable to common
     stockholders                               ($2,070,000)      ($2,799,000)
                                                 ==============================

Net loss per share-basic and diluted                 ($0.17)           ($0.25)
                                                 ==============================

Weighted average common shares-basic
     and diluted                                 12,316,862        11,107,878
                                                 ==============================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                ALYN CORPORATION
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2000           1999
                                                       -------------------------------
Cash flows from operating activities:
    Net loss                                                ($1,794,000)  ($2,721,000)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                              567,000       605,000
     Compensation Expenses related to stock option grants        46,000
     Interest expense related to grant of warrants in
       connection with convertible debt amendment                68,000        68,000
     Changes in operating assets and liabilities:
     Accounts receivable, net                                    22,000      (219,000)
     Inventories, net                                           (61,000)     (148,000)
     Other  current assets                                       (3,000)      151,000
     Accounts payable                                           169,000       (16,000)
     Accrued and other current liabilities                      (38,000)     (678,000)
     Other assets                                               (53,000)     (266,000)
                                                       -------------------------------
    Net cash used in operating activities                   ($1,077,000)  ($3,224,000)
                                                       -------------------------------

Cash flows used in investing activities:

    Purchase of equipment, furniture and fixtures               (98,000)     (170,000)
    Increase (decrease) in restricted cash                                    179,000
                                                       -------------------------------
    Net cash flows (used in) provided by
     investing activities                                       (98,000)        9,000
                                                       -------------------------------

Cash flows from financing activities:

    Proceeds from convertible debt                                          2,634,000
    Proceeds from warrants                                                    293,000
    Proceeds from Series A convertible preferred stock                      1,467,000
    Proceeds from Series B redeemable convertible
      preferred stock                                                       1,303,000
    Proceeds from short term borrowing                           63,000
    Repayment on capital obligations                            (11,000)
    Repayment on long-term debt                                (296,000)     (450,000)
                                                       -------------------------------

Total cash flows (used in ) provided by financing activities   (244,000)    5,247,000
                                                       -------------------------------

Net (decrease) increase in cash and cash equivalents         (1,419,000)    2,032,000

Cash and cash equivalents at beginning
    of period                                                 2,644,000     1,232,000
                                                       -------------------------------
Cash and cash equivalents at end of period                   $1,225,000    $3,264,000
                                                       ===============================

Supplement cash flow information:
Cash paid during the period for income taxes                 $    1,000    $    1,000
                                                       ===============================
Cash paid during the period for interest                     $  276,000    $  237,000
                                                       ===============================

Non-cash Items:

Accretion on preferred stock                                 $  268,000       $10,000
                                                       ===============================

Record Series A beneficial conversion feature                $    8,000
                                                       ================

Record beneficial conversion feature on convertible debt                     $555,000
                                                                        ==============

Exercise of warrants                                         $  257,000
                                                       ================


   The accompanying notes are an integral part of these financial statements.

                                ALYN CORPORATION

                    NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying financial statements have been prepared by Alyn Corporation (the Company) without audit (except for balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10K/A for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 of the Notes to those Financial Statements.

The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. For further information on additional factors that may affect future results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Financial Statements and Notes thereto included in the Company's Annual Report on Form 10K/A for the year ended December 31, 1999.

2.    NET LOSS PER SHARE

      Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June, 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives in the balance sheet at fair value. The Company does not currently engage in hedging activities, but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

4.    PREFERRED STOCK

      Preferred Stock Series A - On January 8, 1999, the Company sold 375,000 shares of Series A Convertible Preferred Stock (Series A) at a purchase price per share of $4.00 resulting in net proceeds of $1,460,000. Beginning January 8, 2000, the holders of the Series A shall have the right to convert shares of the Series A into such number of fully paid and nonassessable shares of common stock as is obtained by the lesser of the set conversion price of $4.00 per share or the market price with a floor of $2.00 per share defined as (I) multiplying the number of shares of Series A so to be converted by the original purchase price ($4.00), plus a premium on such original purchase price accruing at the rate of 6% per annum, and (II) dividing the result by the conversion price equal to the original purchase price, resulting in a beneficial conversion feature. The beneficial conversion feature attached to the Series A, which was valued by the Company at $48,000 as of March 31, 2000 (increase of $8,000 during the three months ended March 31, 2000) has been recorded as an increase in additional paid in capital and accumulated deficit. All outstanding shares of Series A shall automatically convert into shares of common stock on January 8, 2002. The holders of the Series A shall not be entitled to vote. The holders of the shares of Series A shall not be entitled to receive dividends at the same rate as dividends are paid with respect to the common stock. Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A shall be paid an amount equal to $4.00 per share, plus an amount equal to dividends accrued but unpaid. No dividends were declared or paid on the Series A as of March 31, 2000 and December 31, 1999.

      On February 4, 2000, the holders of the Series A converted 75,000 series of Series A into 159,567 shares of common stock.

      In connection with the Series A agreement, on January 8, 2000, the Company granted to the holders of the Series A warrants to purchase 120,000 shares of common stock at $1.91 per share. These warrants were ascribed a value of

$257,000 using the Black-Scholes Pricing Model. On January 18, 2000, the warrants were exercised with no consideration paid to the Company and the Company issued 120,000 shares of common stock to the holders of the warrants.

      Preferred Stock Series C - On October 8, 1999, the Company sold 75,000 shares of Series C Convertible Preferred Stock (Series C) at a purchase price per share of $100 per share resulting in an aggregate purchase price of $7,500,000, net of offering expenses of approximately $207,000.

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

      In the event the Company liquidates, dissolves or winds up, the Series C holders shall receive a liquidation value of at least $100 per share of preferred stock. This amount may be higher to account for declared but unpaid dividends. The Series C holders shall vote together with the common stockholders as a single class. The holders of the Series C are entitled to have 2 directors on the Board of Directors.

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

      The Company is recording accretion for the offering costs and the value ascribed to the warrants as an increase in additional paid in capital and accumulated deficit. Accretion for Series C was $268,000 for the three months ended March 31, 2000.

5.    EXCHANGEABLE PROMISSORY NOTE

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

      In connection with the issuance of the exchangeable promissory note, the holders received warrants to purchase 135,000 shares of common stock at $3.0375 per share. The warrants terminate during March, 2004. These warrants were ascribed a value of $216,000 using the Black Scholes Pricing Model. This amount has been recorded as debt discount and is being amortized to interest expense over the life of the exchangeable promissory note. During the three months ended March 31, 2000, $18,000 of this amount has been amortized and recorded as interest expense. All of these warrants remain outstanding as of March 31, 2000.

      During October 1999, the Company issued warrants to the holders of the exchangeable promissory note to purchase 300,000 shares of common stock at an exercise price of $3.00 per share. The warrants terminate during October 2004.

These warrants were ascribed a value of $482,000 using the Black Scholes Pricing Model. This amount has been recorded as debt discount and is being amortized to interest expense over the remaining life of the exchangeable promissory note. During the three months ended March 31, 2000, $50,000 of this amount has been amortized and recorded as interest expense. All of these warrants remain outstanding as of March 31, 2000.

      The exchangeable promissory note does not contain any financial covenants.

6.    SEGMENT INFORMATION

Utilizing the management approach, the Company has classified its business into four segments: extrusions, castings, nuclear and commercial in 2000 and two segments: extrusions and castings in 1999. The Company does not allocate specific assets to these segments. Segment information reported includes net sales, cost of goods sold, which includes full production overhead, and gross profit (loss).

                                                          BUSINESS SEGMENTS
                                 ---------------------------------------------------------------
                                                    Three months ended March 31,

2000                             EXTRUSIONS   CASTINGS       NUCLEAR      COMMERCIAL    TOTAL
                                 ----------   ---------    -----------   ------------  --------
  Net Sales                      $  105,000   $ 212,000   $      8,000   $  134,000  $   459,000
  Cost of Goods Sold                421,000     806,000         68,000      484,000    1,779,000
                                                           -----------   ------------ ----------
          Gross loss             $ (316,000)  $(594,000)  $    (60,000)  $ (350,000) $(1,320,000)
                                 ===========  ==========   ===========   ============ ==========

                                 EXTRUSIONS   CASTINGS                                   TOTAL
                                 ----------   ---------                             ------------
1999
  Net Sales                      $  576,000  $ 250,000                               $   826,000
  Cost of Goods Sold              1,457,000    595,000                                 2,052,000
                                 ----------   ---------                             ------------
          Gross loss             $ (881,000) $(345,000)                              $(1,226,000)
                                 ==========   =========                             ============



7.    STOCK OPTION PLANS

      The following is a summary of stock option transactions under Alyn's 1996 and 1999 stock option incentive plans for the three months ended March 31, 2000:


                                Number of              Price per Share          Number Exercisable     Number of Options
                                  Shares                                       as of March 31, 2000     Available for Grant
                                                                                                      as of March 31, 2000
Balance at January 1, 2000       1,613,000            $1.00 -  $14.00
Granted                             98,000            $1.81 -  $ 2.16
Forfeited                         (176,000)           $2.38 -  $ 8.38
                             -------------
Balance at March 31, 2000        1,535,000            $1.00 -  $14.00              384,000                       814,000
                             =============                                         =======                     =========

      During December 1999, the Company granted a consultant options to purchase 135,000 shares of the Company's common stock at $1.87 per share. As of March 31, 2000, 35,000 of these stock options were exercisable. The Company has recorded compensation expense related to these stock options of $46,000 during the three months ended March 31, 2000.

8.    LITIGATION SETTLEMENT

      On March 24, 2000, the Company entered into an agreement with Epicor Software Corporation to settle a lawsuit. Epicor Software Corporation agreed to pay Alyn Corporation approximately $1.8 million, of which Alyn Corporation received a net sum of approximately $1.1 million, net of legal costs.

9.    SHORT TERM BORROWINGS

      On March 17, 2000, the Company entered into an accounts receivable factoring arrangement. In March, 2000, certain Accounts Receivable were factored yielding cash from such financing of $63,000. Interest is calculated at the rate of prime plus 3% and the factoring fee is 2% of the gross receivable. The agreement is automatically renewable monthly and interest applies up to a maximum of twelve calendar months from the date of factoring of the specific receivable.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

CAUTIONARY STATEMENT

      The following discussion and other sections of this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section of this Form 10-Q entitled "Factors That May Affect Future Results and Financial Condition" and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K/A for the year ended December 31, 1999, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

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

RESULTS OF OPERATIONS

      For purposes of discussion, the results of operations for the quarter ended March 31, 2000 are compared to the results of operations for the quarter ended March 31, 1999.

      Net sales for the first quarter of 2000 decreased 44.4% to $459,000 from $826,000 in the first quarter of 1999. Decreases in sales resulted from the dropoff in nuclear sales in the first quarter, 2000, versus the same period in 1999.

      Cost of goods sold for the first quarter of 2000 decreased 13.3% to $1,779,000 from $2,052,000 in the first quarter of 1999. The decrease in cost of goods sold in the first quarter of 2000 was a result of the 44.4% decrease in sales, primarily in the nuclear segment.

      General and administrative expenses for the first quarter of 2000 increased 12.5% to $641,000 from $570,000 in the first quarter of 1999. The increase is due to additional legal expenses, temporary labor costs and non-employer compensation.

      Selling and marketing expenses for the first quarter of 2000 increased by 9.6% to $308,000 from $281,000 in the first quarter of 1999. As the Company expands its sales efforts in certain target industries and internationally, selling and marketing expenses are expected to increase. The Company now markets itself as a material manufacturer to original equipment manufacturers.

      Research and development expenses for the first quarter of 2000 decreased 21.2% to $320,000 from $406,000 in the first quarter of 1999. The Company expects to continue investing in research and development of new applications of Boralyn(R). Base product development is already done and now requires additional marketing and sales effort to yield results.

      Interest expense, net, for the first quarter of 2000 increased to $276,000 from $237,000 in the first quarter of 1999 due to higher amounts of debt servicing and less offset by interest income.

      Other income for the first quarter of 2000 increased 100% to $1,072,000 from a minimal amount in the first quarter of 1999 due to the litigation settlement of $1,056,000, net of expenses, against Epicor.

      Provision for income taxes is the same in both the first quarter of 2000 as well as the first quarter of 1999 and represents the minimum state income tax due.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company had working capital of $480,000. It is comprised of:

      Cash and cash equivalents                     $1,225,000
      Accounts receivable, net                         621,000
      Inventories, net                               1,576,000
      Other current assets                             117,000
      Accounts payable and other liabilities        (2,029,000)
      Other current debt                            (1,030,000)

The Company is maximizing its cash position through reduction of receivables and increase of accounts payable.

      During the first three months of 2000, the Company used $244,000 in cash in financing activities, $98,000 in investing activities and $1,077,000 in operating activities. The Company had a net decrease in cash and cash equivalents of $1,419,000 in 2000 compared with a net cash and cash equivalents increase of $2,032,000 in 1999. The net cash used in operating activities of $1,077,000 was primarily comprised of a net loss of $1,794,000 reduced by non-cash depreciation and amortization of $567,000 and an increase of $131,000 in accounts payable and other current liabilities.

      Cash of $98,000 used in investing activities related to the purchase of equipment, furniture and fixtures.

      Cash flows used in financing activities included repayment on long-term debt of $296,000 and $11,000 of capital lease obligations partially offset by cash provided by financing activities of $63,000 from proceeds of short-term borrowings through factoring of accounts receivable.

      The Company's future liquidity and capital funding requirements will depend on numerous factors, including results of marketing its metal matrix composite materials, their acceptance in the market, the timing of production orders and their delivery and the costs and timing of growth in sales, marketing and manufacturing activities. The Company's working capital needs will rise as the Company increases production. The Company intends to use additional debt financing for some of its existing and future working capital needs. The Company's ability to obtain future working capital debt financing will be dependent in part on the quality and amount of the Company's trade receivables, inventory and unsecured capital equipment. If the Company achieves its operating plan for 2000, it believes that internally generated funds, cash on hand, debt and equity investment capital raised by the Company and equipment and accounts receivable financing should satisfy the Company's anticipated capital needs for the next 12 months. However, if the Company fails to complete its planned equity, equipment and accounts receivable financing, inadequate capital to finance operations may result. Also, if the Company fails to reach its planned revenue levels, additional capital may be required. There can be so assurance the Company will ever achieve a significant level of sales or profitability.

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

WE HAVE A LIMITED OPERATING HISTORY, LIMITED REVENUES AND PRIOR LOSSES

      We commenced our materials development activities in 1990. However, we only completed our manufacturing facilities in 1998 and therefore have a very limited operating history. Our limited operating history has resulted in extremely limited revenues through March 31, 2000 with revenues of $459,000 for the three months ended March 31, 2000 and with total revenues of $2.2 million in 1999, $1.3 million in 1998, $364,000 in 1997 and $194,000 in 1996. Due to these limited revenues and our extensive materials and facilities development activities, we had net losses attributable to common stockholders of $2.1 million, $16.1 million, $12.1 million, $7.3 million and $2.3 million for the three months ended March 31, 2000 and the years ended December 31, 1999, 1998, 1997 and 1996, respectively. There are no assurances that we will generate sufficient revenues to achieve profitability.

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

WE CURRENTLY DEPEND ON A LIMITED NUMBER OF CUSTOMERS

      Due to the early stage nature of our business, we currently have only a limited number of customers, several of whom may be material to our near-term results of operations. Even after we mature, however, certain customers may be material to our business, operations and future prospects. We cannot be sure that one or more principal customers will not suffer business or financial setbacks resulting in reduction or cancellation of product orders or our being unable to obtain payment from such customers at any time or from time to time. The loss of sales to one or more significant customers, or our failure to successfully market our products to new customers, could have a material adverse effect on our business, operating results and financial condition. Customers comprising 10% or more of our revenues are Transnuclear, Inc. at $995,000 or 44% and Marvin Engineering at $371,000 or 17% in 1999. For the first three months of 2000, those customers comprising 10% or more of our revenues are Quantum at $196,000 or 43%, Syron with $84,000 at 18.4% and Ilmore Engineering with $55,000 at 12.1%.

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

      The Series A Preferred Stock is exchangeable for common stock beginning in January 2000, with 120,000 warrants having been exchanged for shares of common stock at the price of $1.91. On February 4, 2000, the holders of the Series A converted 75,000 shares of Series A into 159,567 shares of common stock. Series B Exchangeable Preferred Stock was converted in October 1999 to 626,960 shares of common stock at $2.39.

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

      On October 8, 1999, the company issued 75,000 shares of Series C Convertible preferred stock ("Series C Preferred Stock") for $7,293,000 cash, net of expenses. In anticipation of the October 8, 1999 purchase of the Series C Preferred stock, the purchasers of the Series C Preferred Stock provided a $1,000,000 bridge loan to the company on September 29, 1999 in the form of a Demand Promissory Note (the "Note"). The Bridge Loan was used for General Working Capital to reduce outstanding accounts payable. Under the terms of the Note, the Loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock Purchase, or (iii) an Event of Default. The note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999. The Series C Preferred Stock is convertible into Common Stock at a set price of $3.00, subject to certain anti-dilution provisions in the event the Company issues Common Stock or Securities convertible into Common Stock at a price less than $3.00 per share. The holders of the Series C Preferred Stock received registration rights for the Common Stock underlying their Securities. In accordance with the provisions of the Agreements, the Company filed an Amended Registration Statement on Form S-3/A on October 29, 1999, including such underlying Common Stock. Upon issuance of the Series C Preferred Stock, the Holders were issued Warrants to purchase up to 1,875,000 shares of Common Stock at a price of $3.00 per share. The number of shares subject to purchase will be determined on December 31, 2000, based upon the Company meeting certain target levels of revenue and earnings before interest, depreciation and amortization (EBITDA), and may vary from the full 1,875,000 to zero shares. The Series C Preferred Stock carries no provision for dividends.

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

      The following table sets forth the number of shares of our common stock that we have issued and the maximum number of shares of our common stock that we would be required to issue assuming that all of the following securities are immediately exchanged, converted or exercised for common stock:



                                                                               ISSUED AND            PERCENT OF
                                                     CONVERSION/EXCHANGE   ISSUABLE UPON FULL    OUTSTANDING COMMON
                 TYPE OF SECURITY                      OR ISSUE PRICE          CONVERSION              STOCK
--------------------------------------------         -------------------   ------------------    ------------------


Series A preferred stock                                  $   2.00               600,000                3.0%

Common stock issued in October 1999 to Series B
 stockholders as a result of conversion of the
 Series B preferred stock                                 $   2.3925             626,960                3.2%

Warrants issued in March 1999 to Series B
   stockholders                                           $   3.82                65,000                0.3%

Warrants issued in October 1999 to Series B
   stockholders                                           $   3.25               150,000                0.8%

Common stock issued in August 1999 to AMRO
   International, S.A.                                    $   3.00               200,000                1.0%

Warrants issued in August 1999 to AMRO
   International, S.A.                                    $   3.50                50,000                0.3%

Exchangeable note                                         $   2.00             1,500,000                7.7%

Related warrants issued in March 1999                     $   3.0375             135,000                0.7%

Related warrants issued in October 1999                   $   3.00               300,000                1.5%

Common stock issued in August 1999                            N/A                149,213                0.8%

Common stock issued in September 1999 as
   interest payment                                       $   2.3467              38,352                0.2%

Series C preferred stock                                  $   3.00             2,500,000               12.8%

Related warrants issued in October 1999                   $   3.00             1,875,000                9.6%

Total                                                                          8,189,525               41.8%




      We determined the valuation of the Series A warrants, which totaled 120,000 shares and which were exercised during the three months ended March 31, 2000, to be $257,000 using the Black-Scholes pricing model. Using the same model, the Series B warrants totaled 150,000 shares were valued at $231,000; in addition the Series B also had warrants totaling 65,000 shares valued at $77,000. The Series C warrants totaling 1,875,000 were ascribed a value of $3,009,000. The common stock holders issued 200,000 shares of common stock in August 1999 and received warrants to purchase 50,000 warrants which are valued at $74,000. The holder of the promissory note received warrants to purchase 135,000 shares of common stock valued at $216,000; in addition the noteholders in October 1999 were issued warrants totaling 300,000 which are valued at $482,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      A significant portion of our revenues during the first three months of fiscal 2000 have been derived from international sources, accounting for approximately 67% of its revenues. We regularly pursue customers in various domestic and international locations. Such international locations include Europe where there has been instability in several of the region's currencies. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency of such customers along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet all of their obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and economic conditions.

      It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at March 31, 2000.

      We are exposed to a material interest rate risk in the ordinary course of business. We have examined our exposure to these risks and concluded that none are material to fair values, cash flows or earnings.

                                ALYN CORPORATION

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.  OTHER INFORMATION

      The Company's Preliminary Proxy for the 2000 annual meeting of stockholders is scheduled to be filed in May, 2000. The annual meeting of stockholders has been scheduled for July 18, 2000 for all shareholders of record as of June 18, 2000.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibit is filed as part of this report:

            EXHIBIT
               NO.                    DESCRIPTION
            -------                   -----------
              27.1                Financial Data Schedule

            (b) Reports on Form 8-K

     Form 8-K filed on April 29, 1999 describing the Company's recently completed financing transactions and attaching the definitive documents of the transactions.

     Form 8-K filed on February 1, 2000 describing the Company's change in certifying accountants.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALYN CORPORATION
                                    (Registrant)



Dated  May 19, 2000              By: /s/ Arne van Roon
                                    _______________________________
                                    Arne van Roon
                                    Chief Executive Officer and
                                    President








Dated May 19, 2000                  By:  /s/ Raymond Brooks
                                     _______________________________
                                    Raymond Brooks
                                    Vice President, Finance and
                                    Administration and Chief Accounting Officer