Form 10-Q/A
period 2000-03-31
ALYN CORP
filed 2000-06-26
CIK 1015298

U. S.
                       SECURITIES AND EXCHANGE COMMISSION

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

Common Stock, $.001 par value; 12,401,970 shares as of June 26, 2000

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

      The holders of the Series C have the right to convert all or a portion of such shares into fully paid and nonassessable shares of common stock at a conversion price of $2.00 per share. The Company is required to redeem all of the outstanding shares of Series C on September 30, 2004 at a price equal to $100 per share of preferred stock plus all declared but unpaid dividends. These Series C shares can be redeemed using common stock or cash at the option of the Company. Pursuant to certain events under the agreement, the shares of Series C may be redeemable at the option of the holder. Subject to the terms of the Series C and provided that certain criteria have been met under the agreement, on any date beginning October 8, 2001, the Company has a call option to purchase any or all of the outstanding shares of Series C at $100 per share of preferred stock plus any declared but unpaid dividends. In the event that the Company declares and pays dividends on its common stock, the holders of the Series C shall be entitled to receive from the Company a dividend or distribution for the same amount that would have been received if the Series C were converted to common stock.

      As a result of the exercise of warrants by Series A holders at the $2.00 floor price, Series C holders were authorized 1,250,000 additional shares of preferred stock (3,750,000 vs. 2,500,000) at $2.00 rather than $3.00 per share. Additionally, they became entitled to an increase of 937,500 in warrants (2,812,500 total warrants vs. 1,875,000) to reflect the lower floor price.

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

      In connection with the sale of the Series C, the Company agreed to issue warrants to the holders of the Series C to purchase up to 2,812,500 shares of common stock at a warrant price of $2.00 per share. The number of warrants is contingent on the financial performance of the Company during fiscal 2000 as evidenced by a signed audit report to be delivered to the holders of the Series C by March 31, 2001. Any exercisable warrants expire on September 30, 2004. These warrants were ascribed a value of $3,009,000 using the Black-Scholes Pricing Model.

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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

CAUTIONARY STATEMENT

      The following discussion and other sections of this Form 10-Q/A may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including without limitation those identified in the section of this Form 10-Q/A entitled "Factors That May Affect Future Results and Financial Condition" and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (the "SEC"). Such risks and uncertainties may cause actual results to differ materially and adversely from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-Q/A are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-Q/A with the SEC or otherwise to revise or update any oral or written forward-looking statement that may be made from time to time by or on behalf of the Company. The information contained in this Form 10-Q/A is not a complete description of the Company's business or the risks associated with an investment in the Company. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report and in the Company's other filings with the SEC, including its Annual Report on Form 10-K/A for the year ended December 31, 1999, that attempt to advise interested parties of certain risks, uncertainties and other factors that may affect the Company's business.

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

      On October 8, 1999, the company issued 75,000 shares of Series C Convertible preferred stock ("Series C Preferred Stock") for $7,293,000 cash, net of expenses. In anticipation of the October 8, 1999 purchase of the Series C Preferred stock, the purchasers of the Series C Preferred Stock provided a $1,000,000 bridge loan to the company on September 29, 1999 in the form of a Demand Promissory Note (the "Note"). The Bridge Loan was used for General Working Capital to reduce outstanding accounts payable. Under the terms of the Note, the Loan was due and payable on the earlier of (i) December 31, 1999, (ii) the closing of the Series C Preferred Stock Purchase, or (iii) an Event of Default. The note was to be interest free through October 12, 1999 and carried an increasing rate thereafter up to a maximum of prime plus 6%. The Note was paid in full from the proceeds of the Series C Preferred Stock issuance on October 8, 1999. The Series C Preferred Stock is convertible into Common Stock at a set price of $3.00, subject to certain anti-dilution provisions in the event the Company issues Common Stock or Securities convertible into Common Stock at a price less than $3.00 per share. As a result of the exercise of warrants by Series A holders at the $2.00 floor price in January, 2000, the Series C holders were authorized 1,250,000 additional shares of preferred stock to reflect the lower $2.00 per share price on the total of 3,750,000 shares. The holders of the Series C Preferred Stock received registration rights for the Common Stock underlying their Securities. In accordance with the provisions of the Agreements, the Company filed an Amended Registration Statement on Form S-3/A on October 29, 1999, including such underlying Common Stock. Upon issuance of the Series C Preferred Stock, the Holders were issued Warrants to purchase up to 1,875,000 shares of Common Stock at a price of $3.00 per share. As a result of the exercise of warrants by Series A holders at the $2.00 floor price, the number of warrants has increased from 1,875,000 to 2,812,500. The number of shares subject to purchase will be determined on December 31, 2000, based upon the Company meeting certain target levels of revenue and earnings before interest, depreciation and amortization (EBITDA), and may vary from the full 2,812,500 to zero shares. The Series C Preferred Stock carries no provision for dividends.

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

      The following table sets forth the number of shares of our common stock that we have issued and the maximum number of shares of our common stock that we would be required to issue assuming that all of the following securities are immediately exchanged, converted or exercised for common stock:



                                                                               ISSUED AND            PERCENT OF
                                                     CONVERSION/EXCHANGE   ISSUABLE UPON FULL    OUTSTANDING COMMON
                 TYPE OF SECURITY                      OR ISSUE PRICE          CONVERSION              STOCK
--------------------------------------------         -------------------   ------------------    ------------------


Series A preferred stock                                  $   2.00               600,000                3.0%

Common stock issued in October 1999 to Series B
 stockholders as a result of conversion of the
 Series B preferred stock                                 $   2.3925             626,960                3.2%

Warrants issued in March 1999 to Series B
   stockholders                                           $   3.82                65,000                0.3%

Warrants issued in October 1999 to Series B
   stockholders                                           $   3.25               150,000                0.8%

Common stock issued in August 1999 to AMRO
   International, S.A.                                    $   3.00               200,000                1.0%

Warrants issued in August 1999 to AMRO
   International, S.A.                                    $   3.50                50,000                0.3%

Exchangeable note                                         $   2.00             1,500,000                7.7%

Related warrants issued in March 1999                     $   3.0375             135,000                0.7%

Related warrants issued in October 1999                   $   3.00               300,000                1.5%

Common stock issued in August 1999                            N/A                149,213                0.8%

Common stock issued in September 1999 as
   interest payment                                       $   2.3467              38,352                0.2%

Series C preferred stock                                  $   2.00             3,750,000               19.2%

Related warrants issued in October 1999                   $   2.00             2,812,500               16.4%

Total                                                                         10,377,025               53.0%




      We determined the valuation of the Series A warrants, which totaled 120,000 shares and which were exercised during the three months ended March 31, 2000, to be $257,000 using the Black-Scholes pricing model. Using the same model, the Series B warrants totaled 150,000 shares were valued at $231,000; in addition the Series B also had warrants totaling 65,000 shares valued at $77,000. The Series C warrants totaling 2,812,500 were ascribed a value of $3,009,000. The common stock holders issued 200,000 shares of common stock in August 1999 and received warrants to purchase 50,000 warrants which are valued at $74,000. The holder of the promissory note received warrants to purchase 135,000 shares of common stock valued at $216,000; in addition the noteholders in October 1999 were issued warrants totaling 300,000 which are valued at $482,000.

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


                                    ALYN CORPORATION
                                    (Registrant)



Dated  June 26, 2000            By: /s/ Arne van Roon
                                    -------------------------------------------
                                    Arne van Roon
                                    Chief Executive Officer and
                                    President








Dated June 26, 2000            By:  /s/ Raymond Brooks
                                    -------------------------------------------
                                    Raymond Brooks
                                    Vice President, Finance and
                                    Administration and Chief Accounting Officer